Form 10-Q
period 2014-06-30
GENOCEA BIOSCIENCES, INC.
filed 2014-08-06
CIK 1457612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 17,408,774 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•                                          our estimates regarding the amount of funds we require to complete our current and planned Phase 2 clinical trials for GEN-003 and our planned Phase 2a trial for GEN-004;

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

Information in this Quarterly Report on Form 10-Q that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained any industry, business, market or other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

Genocea Biosciences, Inc.

Form 10-Q

For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.                                                        Financial Statements

Genocea Biosciences, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$32,128	$12,208
Marketable securities	27,047	—
Restricted cash	—	157
Prepaid expenses and other current assets	1,141	510
Total current assets	60,316	12,875
Property and equipment, net	1,073	865
Restricted cash	316	158
Other assets	145	1,863
Total assets	$61,850	$15,761

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,209	$2,176
Accrued expenses and other current liabilities	1,449	1,418
Deferred revenue	30	12
Current portion of long-term debt	2,679	861
Current portion of deferred rent	43	26
Total current liabilities	5,410	4,493
Non-current liabilities:
Long-term debt, net of current portion	7,147	8,933
Accrued interest payable	48	11
Deferred rent, net of current portion	210	237
Warrant to purchase redeemable securities	—	656
Total liabilities	12,815	14,330
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock:
Seed convertible preferred stock, $0.001 par value;
Authorized — 0 and 4,615 shares; Issued and outstanding — 0 and 4,615 shares at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $3,000 at June 30, 2014 and December 31, 2013, respectively	—	3,000
Series A redeemable convertible preferred stock, $0.001 par value;
Authorized — 0 and 36,662 shares; Issued and outstanding — 0 and 35,577 shares at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $23,125 at June 30, 2014 and December 31, 2013, respectively	—	23,125
Series B redeemable convertible preferred stock, $0.001 par value;
Authorized — 0 and 35,099 shares; Issued and outstanding — 0 and 34,581 shares at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $24,937 at June 30, 2014 and December 31, 2013, respectively	—	24,937
Series C redeemable convertible preferred stock, $0.001 par value;
Authorized — 0 and 53,276 shares; Issued and outstanding — 0 and 53,276 shares at June 30, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $30,500 at June 30, 2014 and December 31, 2013, respectively	—	30,500
Stockholders’ equity (deficit):
Common stock, $0.001 par value;
Authorized — 191,690 shares; Issued — 17,407 and 327 shares at June 30, 2014 and December 31, 2013, respectively; outstanding — 17,386 and 303 at June 30, 2014 and December 31, 2013, respetively	17	—
Additional paid-in-capital	143,625	—
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(94,606)	(80,131)
Total stockholders’ equity (deficit)	49,035	(80,131)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$61,850	$15,761

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Grant revenue	$—	$228	$—	$488

Operating expenses:
Research and development	4,551	4,098	8,958	8,079
General and administrative	2,358	879	4,324	1,690
Total operating expenses	6,909	4,977	13,282	9,769
Loss from operations	(6,909)	(4,749)	(13,282)	(9,281)
Other expense:
Change in fair value of warrant	—	(100)	(725)	(106)
Interest expense, net	(237)	(108)	(468)	(234)
Other expense	(237)	(208)	(1,193)	(340)
Net loss	$(7,146)	$(4,957)	$(14,475)	$(9,621)
Comprehensive loss	$(7,147)	$(4,957)	$(14,476)	$(9,621)
Reconciliation of net loss to net loss applicable to common stockholders

Net loss	$(7,146)	$(4,957)	$(14,475)	$(9,621)
Accretion of redeemable convertible preferred stock to redemption value	—	(400)	(180)	(796)
Net loss attributable to common stockholders	$(7,146)	$(5,357)	$(14,655)	$(10,417)
Net loss per share attributable to common stockholders-basic and diluted	$(0.41)	$(18.10)	$(1.08)	$(35.19)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	17,346	296	13,623	296

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(7,146)	$(4,957)	$(14,475)	$(9,621)
Other comprehensive income loss:
Unrealized loss on available-for-sale securities	(1)	—	(1)	—
Comprehensive loss	$(7,147)	$(4,957)	$(14,476)	$(9,621)

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net loss	$(14,475)	$(9,621)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	160	172
Stock-based compensation	1,549	222
Net amortization of premium on investments	4	—
Change in fair value of warrants liability	725	106
Non-cash interest expense	40	22
Changes in operating assets and liabilities:
Restricted cash	—	97
Prepaid expenses and other current assets	(699)	(294)
Other long-term assets	696	236
Accounts payable	(1,050)	(673)
Deferred revenue	18	42
Accrued expenses	36	174
Deferred rent	38	(78)
Accrued interest payable	(9)	68
Net cash used in operating activities	(12,967)	(9,527)
Investing activities
Purchases of property and equipment	(202)	(342)
Purchase of marketable securities	(27,053)	—
Net cash used in investing activities	(27,255)	(342)
Financing activities
Proceeds from IPO, net of issuance costs	59,974	—
Proceeds from issuance of preferred stock, net	—	15,250
Repayment of long-term debt	—	(834)
Proceeds from exercise of stock options	135	2
Proceeds form the exercise of warrants	33	—
Net cash provided by financing activities	60,142	14,418
Net increase in cash and cash equivalents	$19,920	$4,549
Cash and cash equivalents at beginning of period	12,208	11,516

Cash and cash equivalents at end of period	$32,128	$16,065
Supplemental cash flow information
Cash paid for interest	$378	$147
Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock upon closing of IPO	$81,742	$—
Reclassification of prepaid IPO closing costs from non-current assets to additional paid-in capital	$998	$—
Reclassification of warrants to additional paid-in capital	$1,381	$—
Accretion of redeemable convertible preferred stock to redemption value	$180	$796
Vesting of restricted stock	$5	$—

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a clinical stage biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company has two products in clinical development: GEN-003, which has completed a Phase 1/2a clinical trial and is currently in a Phase 2 dose optimization clinical trial, to treat patients with herpes simplex virus type-2 (“HSV-2”), and GEN-004, which is being developed to prevent infections caused by pneumococcus and has completed a Phase 1 clinical trial and is expected to initiate a Phase 2a clinical trial in the third quarter of 2014. The Company also has other product candidates that are currently in preclinical development. The Company developed GEN-003, GEN-004 and its preclinical product candidates using its proprietary platform technology called the AnTigen Lead Acquisition System (“ATLAS”). The ATLAS proprietary technology platform mimics the human immune response in the laboratory, potentially improving the effectiveness of vaccine discovery and reducing the time needed to create promising vaccines.

2. Summary of significant accounting policies

Initial Public Offering

On February 10, 2014, the Company completed its initial public offering (“IPO”) of its common stock, $0.001 par value per share (“Common Stock”), pursuant to a registration statement on Form S-1, as amended. An aggregate of 5,500,000 shares of Common Stock registered under the registration statement were sold at a price of $12.00 per share. Net proceeds of the IPO were $61.4 million, excluding offering expenses of $2.4 million payable by the Company. In conjunction with this transaction, all shares of the Company’s redeemable convertible preferred stock were converted into 11,435,593 shares of common stock, and 96,988 employee and nonemployee performance-based options vested.

Basis of presentation and use of estimates

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2014 and 2013.

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

Cash, cash equivalents and marketable securities

The Company considers all highly liquid investments with maturities of 90 days or less from the purchase date to be cash equivalents. Cash and cash equivalents are held in depository and money market accounts and are reported at fair value.

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The Company has determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates. Investments are classified as available-for-sale pursuant to ASC 320, Investments — Debt and Equity Securities, and are recorded on the balance sheet at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses, as well as other-than-temporary impairments, are recognized in the statement of operations based on the specific identification method.

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairment of marketable securities are recognized in the condensed interim statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable securities, or if it is more likely than not that the Company will be required to sell the marketable securities before recovery of the amortized cost basis.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company’s cash, cash equivalents and marketable securities are held in accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and marketable securities (Note 3) and warrants to purchase redeemable securities (Note 5).

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

Except for the valuation methodology utilized to value the warrants to purchase redeemable securities (Note 5), there have been no changes to the valuation methods utilized by the Company during the three and six months ended June 30, 2014 and 2013. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2014 and 2013.

Reverse stock split

On January 20, 2014, our board of directors and stockholders approved a 1-for-11.9 reverse stock split of the Company’s Common Stock, which was effected on January 21, 2014. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares upon the completion of our IPO. The Company’s historical share and per share information were retroactively adjusted to give effect to this reverse stock split. Shares of Common Stock underlying outstanding stock options were proportionately reduced and the respective exercise prices proportionately increased. Shares of Common Stock reserved for future issuance were presented on an as converted basis and the financial statements disclose the adjusted conversion ratios.

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 will replace existing revenue guidelines with a new model, in which revenue is recognized upon transfer of control over goods or services to a customer.  ASU 2014-09 allows companies to adopt the new standard using either a full retrospective (with certain practical expedients) or a modified retrospective method of transition.  Under the modified retrospective approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company, and disclose all line items in the year of adoption as if they were prepared under current revenue requirements.  ASU 2014-09 is effective retrospectively for annual reporting periods beginning after December 15, 2016, and interim periods therein.  At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position.  For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations, and the Company is evaluating the effects of the new standard on this type of revenue stream.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of the amendments is permitted for any annual reporting period or interim period in which the Company’s financial statements have not yet been issued. The Company adopted ASU 2014-10 on June 30, 2014, and the adoption did not have a material impact on our condensed financial statements.

3. Cash, cash equivalents and marketable securities

As of June 30, 2014 and December 31, 2013, cash, cash equivalents and, in the case of June 30, 2014, marketable securities comprised funds in depository, money market accounts and U.S treasury securities.

The following table presents the cash, cash equivalents and marketable securities carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Cash	$677	$677	$—	$—
Money Market funds, included in cash equivalents	31,451	31,451	—	—
Marketable securities - U.S. treasuries	27,047	27,047	—	—
Total	$59,175	$59,175	$—	$—
December 31, 2013
Cash	$249	$249	$—	$—
Money Market funds, included in cash equivalents	11,959	11,959	—	—
Total	$12,208	$12,208	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of June 30, 2014 and December 31, 2013.

Marketable securities at June 30, 2014 consist of the following (in thousands):

	Contracted	Amortized	Unrealized	Unrealized
	Maturity	Cost	Gains	Losses	Fair Value
Current
U.S. Treasuries	350 days	$2,005	$—	$—	$2,005
U.S. Treasuries	380-533 days	25,043	1	(2)	25,042
Total		$27,048	$1	$(2)	$27,047

At June 30, 2014, the aggregate fair value of marketable securities in an unrealized loss position was $20.0 million with unrealized losses of $2,700 and the aggregate fair value of marketable securities in an unrealized gain position was $7.0 million with unrealized gains of $1,300. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of June 30, 2014.

The Company did not hold any marketable securities as of December 31, 2013.

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

In connection with the Term Loan, the Company issued a fully-exercisable warrant to purchase 517,242 shares of Series B preferred stock. Upon completion of our IPO, these Series B preferred stock warrants automatically converted into warrants exercisable for 43,465 shares of Common Stock at an exercise price of $6.90 per share (Note 5). The Term Loan is collateralized by all the assets of the Company, except for those assets collateralized by an equipment term loan that was repaid as of December 31, 2013.

On September 30, 2013, the Company entered into a new loan agreement which provided up to $10.0 million in debt financing (“New Term Loan”). Upon the closing of the New Term Loan, the Company drew down $3.5 million and paid off the remaining balance under the Term Loan. As part of the early repayment, the Company incurred a loss on debt extinguishment of $0.2 million. The New Term Loan provides for a draw-down period on the remaining facility of $6.5 million, which the Company drew down on December 19, 2013. The Company is obligated to make interest-only payments for the first nine months and 33 equal payments of principal, together with accrued interest thereafter for each advance. The New Term Loan bears interest at a rate of 8.0% per annum. The Company is also obligated to pay 2.0% of the advance on the final repayment date of each draw. The final payment is being accrued over the term of the debt and recorded in accrued interest payable on the balance sheets. Should an event of default occur, including the occurrence of a material adverse change, the Company would be liable for immediate repayment of all amounts outstanding, including the 2.0% final payment associated with each draw. The New Term Loan is collateralized by all the assets of the Company.

In connection with the New Term Loan, the Company issued a warrant to purchase 689,655 shares of Series C preferred stock at $0.58 per share. Upon the completion of our IPO, these Series C preferred stock warrants automatically converted into warrants exercisable for 57,954 shares of Common Stock at an exercise price of $6.90 per share (Note 5).

Future principal payments on the New Term Loan are as follows (in thousands):

June 30, 2014

2014	$924
2015	3,636
2016	3,636
2017	1,804
Total	$10,000

5. Warrants

As of December 31, 2013, the Company had outstanding warrants to purchase 2,291,512 shares of redeemable convertible preferred stock. On January 29, 2014, 21,695 warrants to purchase Series A preferred stock were exercised for cash. On February 4, 2014, an additional 28,926 warrants to purchase Series A preferred stock were exercised for cash. Prior to the completion of our IPO on February 10, 2014, warrants to purchase 987,840 shares of Series A preferred stock were exercised in a cashless exercise for 316,932 shares of Series A preferred stock, which automatically converted into 26,633 shares of Common Stock upon the completion of our IPO. Also upon the completion of our IPO, warrants exercisable for 1,253,051 shares of redeemable convertible preferred stock were automatically converted into warrants exercisable for 105,297 shares of Common Stock. On February 12, 2014, 43,465 warrants were exercised in a cashless exercise for 16,593 shares of Common Stock. On April 23, 2014, 57,954 warrants were exercised in a cashless exercise for 37,250 shares of Common Stock.

The warrants outstanding consist of the following (in thousands):

	June 30,	December 31,
	2014	2013

Warrants to purchase Series A Preferred Stock	—	1,085
Warrants to purchase Series B Preferred Stock	—	517
Warrants to purchase Series C Preferred Stock	—	690
Warrants to purchase Common Stock	4	—
Total	4	2,292

In connection with the completion of our IPO, all the warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for Common Stock, resulting in the reclassification of the related warrant to purchase redeemable securities liability to additional paid-in capital as the warrants to purchase shares of Common Stock are accounted for as equity instruments. The warrant to purchase redeemable securities liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of June 30, 2014, the Company had no outstanding warrants to purchase redeemable securities liability.

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

Six months ended
June 30, 2014

Beginning balance	$656
Change in fair value	725
Warrants exercised	(323)
Reclassification to equity	(1,058)
Ending balance	$—

These warrants are considered Level 3 liabilities because their fair value measurements are based, in part, on significant inputs not observed in the market and reflect the Company’s assumptions as to the expected volatility of the Company’s preferred stock. At December 31, 2013, the Company determined the fair value of the warrants to purchase redeemable securities based on input from management and the board of directors, which utilized an independent valuation of the Company’s enterprise value, determined utilizing an analytical valuation model. Any reasonable changes in the assumptions used in the valuation could materially affect the financial results of the Company. At December 31, 2013, the analytical valuation model used to calculate the fair value of warrants to purchase redeemable securities was a hybrid approach based on an OPM backsolve method and the PWERM. Thirty-five percent of the value was attributed to the OPM backsolve method and 65% was attributed to the PWERM. After the enterprise value was determined, the total enterprise value was then allocated to the various outstanding equity instruments, including the warrants to purchase redeemable securities, utilizing the OPM.

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

The fair value of warrants to purchase 987,840 shares of Series A preferred stock prior to a cashless exercise for 316,932 shares of Series A preferred stock on February 10, 2014, which automatically converted into 26,633 shares of Common Stock upon the completion of our IPO, was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

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

6. Commitments and contingencies

Significant Contracts and Agreements

In August 2006, the Company entered into an agreement to license certain intellectual property from The Regents of the University of California. The agreement required the Company to pay a non-refundable license fee of $25 thousand and to issue 12,605 shares of Common Stock to the University. Such consideration was recorded in research and development expenses in 2006. The agreement also calls for payments to be made by the Company upon the occurrence of a certain development milestone and a certain commercialization milestone for each distinct product covered by the licensed patents, in addition to certain royalties to be paid on marketed products or sublicense income. There were no other research and development expenses associated with this agreement in any of the other financial periods presented.

In November 2007, the Company entered into an agreement to license certain intellectual property from Harvard University. The agreement required the Company to pay a non-refundable license fee of $75 thousand, and to issue 10,773 shares of Common Stock to the University. Such consideration, which totaled $93 thousand, was recorded in research and development expenses in 2007. The agreement also calls for payments to be made by the Company upon the occurrence of certain development and regulatory milestones, in addition to certain royalties to be paid on marketed products or sub-license income. In addition, the Company must make annual maintenance fee payments, which vary depending on the type of products under development. The Company incurred no maintenance fees nor paid any royalties for the three and six months ended June 30, 2014 and none for the three and six months ended June 30, 2013.

In August 2009, the Company entered into an agreement to license certain intellectual property from Isconova AB, now Novavax. The agreement required the Company to pay a non-refundable license fee of $750 thousand. The Company was also required to pay $200 thousand on the one-year anniversary in 2010. Such consideration was recorded in research and development expenses. The agreement also calls for payments to be made by the Company upon the occurrence of certain development and commercial milestones, in addition to certain royalties to be paid on marketed products or sublicense income. In addition, the Company entered into a committed funding agreement whereby the Company is obligated to purchase a total of $1.6 million of services on a full-time equivalent basis. These services are expensed as incurred.  There were no other research and development expenses associated with this agreement in any of the financial periods presented.

In January 2010, the Company entered into an agreement to license certain intellectual property from the University of Washington. The agreement required the Company to pay a non-refundable license fee of $20 thousand, and to issue 2,100 shares of Common Stock to the University. Such consideration was recorded in research and development expenses in 2010. The agreement also calls for payments to be made by the Company upon the occurrence of certain development and commercial milestones, in addition to certain royalties to be paid on marketed products or sublicense income. In addition, the Company must make annual maintenance fee payments, which vary depending on the number of years from the effective date.  The Company incurred expenses of none and $20 thousand for the three and six months ended June 30, 2014, respectively, and none and $45 thousand for the three and six months ended June 30, 2013, respectively.

In March 2014, the Company announced a joint research collaboration with Dana-Farber Cancer Institute and Harvard Medical School to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of our proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches.

Supply agreements

In August 2009, the Company entered into a supply agreement with a third party for the manufacture and supply of antigens used in the Company’s product candidates. The agreement calls for payments to be made by the Company upon the occurrence of certain manufacturing milestones, in addition to reimbursement of certain consumables. In June 2013, the Company entered into another supply agreement with the same vendor for the manufacture and supply of antigens to be used in the Company’s next clinical trials.  The Company incurred expenses of $123 thousand and $736 thousand related to these agreements for the three and six months ended June 30, 2014, respectively, and $206 thousand and $276 thousand for the three and six months ended June 30, 2013, respectively.

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for the GEN-003 Phase 2 clinical trial. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe.  The Company incurred $685 thousand and $710 thousand in milestones under this agreement for the three and six months ended June 30, 2014, respectively.

Restricted cash related to facilities leases

Restricted cash related to facilities leases consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013

2012 Facilities Sublease	$—	$157
2012 Master Facilities Lease	316	158
Total	$316	$315

At June 30, 2014, the Company has an outstanding letter of credit with a financial institution related to a security deposit for the 2012 Master Facilities Lease, which is secured by cash on deposit. The letter of credit related to the 2012 Facilities Sublease expired on April 30, 2014.

Litigation

The Company does not believe it is a party to any litigation and does not have contingency reserves established for any litigation liabilities.

7. Redeemable convertible preferred stock

Upon the completion of our IPO on February 10, 2014, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 11,435,593 shares of its Common Stock. As of June 30, 2014, the Company does not have any redeemable convertible preferred stock issued or outstanding.

8. Common stock

At June 30, 2014, the Company had authorized 191,689,655 shares of Common Stock, $0.001 par value per share, of which 17,406,977 shares were issued and 17,386,246 were outstanding.

Restricted stock

During 2006 and 2007, the Company’s founders and certain employees were issued shares and entered into Stock Restriction and Repurchase Agreements with the Company. During 2013, a director of the Company early exercised stock options and received 31,092 shares of Common Stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreements, shares of Common Stock issued are subject to a vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. All shares of Common Stock become fully vested within four years of the date of grant. As of June 30, 2014, the Company has issued 35,964 shares of restricted Common Stock of which 15,236 shares have vested and 20,728 shares are subject to repurchase by the Company.

Reserve for future issuance

The Company has reserved for future issuances the following number of shares of Common Stock (in thousands):

	June 30,	December 31,
	2014	2013
Conversion of Seed Preferred Stock	—	388
Conversion of Series A Preferred Stock	—	2,990
Conversion of Series B Preferred Stock	—	3,613
Conversion of Series C Preferred Stock	—	4,419
Options to purchase Common Stock	2,597	1,823
Warrants to purchase Series A Preferred Stock	4	91
Warrants to purchase Series B Preferred Stock	—	43
Warrants to purchase Series C Preferred Stock	—	58
Total	2,601	13,425

9. Stock-based compensation

The Company’s board of directors adopted the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by its stockholders and became effective upon the completion of our IPO on February 10, 2014. The 2014 Equity Plan replaced the 2007 Equity Incentive Plan (the “2007 Equity Plan”).

The 2014 Equity Plan provided for the grant of incentive stock options, non-qualified stock options and restricted stock awards to key employees and directors of, and consultants and advisors to, the Company. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2014 Equity Plan is 903,494 shares, plus 219,765 shares that were available for grant under the 2007 Equity Plan on the date the 2014 Equity Plan was adopted. The 2014 Equity Plan provides that the number of shares available for issuance will automatically increase annually on each January 1st, from January 1st, 2015 through January 1, 2024, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding Common Stock as of the close of business on the immediately preceding December 31st or the number of shares determined the Company’s board of directors.

Outstanding options awards granted from the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. The shares of Common Stock underlying awards that are cancelled, forfeited, repurchased, expire or are otherwise terminated under the 2007 Equity Plan are added to the shares of Common Stock available for issuance under the 2014 Equity Plan. As of June 30, 2014, the number of common shares that may be issued under both equity plans is 2,596,921 and 363,152 remain available for future grants.

Stock Based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Research and development	$371	$18	$848	$110
General and administrative	297	45	701	112
Total	$668	$63	$1,549	$222

Stock Options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	1,576	$2.66	7.64	$6,682
Granted	762	$14.42
Exercised	(59)	$2.28
Canceled	(45)	$2.79
Outstanding at June 30, 2014	2,234	$6.68	8.03	$27,046
Exercisable at June 30, 2014	1,075	$2.80	6.80	$17,139
Vested or expected to vest at June 30, 2014	1,971	$6.34	7.92	$24,529

Performance-Based Stock Options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. During the three and six months ended June 30, 2014, the Company determined that zero and 96,988 performance-based milestones, respectively, were probable of achievement and, accordingly, recorded $435 thousand in related stock-based compensation expense during the six months ended June 30, 2014. As of June 30, 2014, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee Stock Purchase Plan

In connection with the completion of the Company’s IPO on February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of Common Stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering under the 2014 ESPP began on July 1, 2014.

10. Income taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and six months ended June 30, 2014 and 2013. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets.

11. Net loss per share attributable to common stockholders

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six month periods ended June 30, 2014 and 2013 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Preferred stock	—	10,702	—	10,702
Warrants	4	135	4	135
Outstanding options	2,234	1,098	2,234	1,098
Total	2,238	11,935	2,238	11,935

12. Subsequent events

The Company has evaluated all events or transactions that occurred after June 30, 2014. In the judgment of management, there were no material events that impacted the unaudited condensed financial statements or disclosures.

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

Overview

We are a clinical stage biotechnology company that discovers and develops novel vaccines and immunotherapies to address diseases with significant unmet clinical needs. We use our proprietary discovery platform, ATLAS, to rapidly design first-in-class products that act through T cell (or cellular) immune responses, which are increasingly recognized as having potential value to treat or protect against many infectious diseases, cancer, and autoimmune disorders. In September 2013, we announced human proof of concept data for GEN-003, a candidate therapeutic vaccine, or immunotherapy, that we are developing to treat herpes simplex virus 2, or HSV-2, infections. These data from our Phase 1/2a trial represented the first reported instance of a therapeutic vaccine working against an infectious disease. We have now completed the follow-up review of patients for 12 months after their last dose of vaccine. Final analysis of the data showed that for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this dose group, the viral shedding rate fell by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. At 12 months, the viral shedding rate returned to baseline for this dose group. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group, at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial. We believe the six-month duration of reduced viral shedding and genital lesion rates may be clinically meaningful. If GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with HSV-2.

We are also developing a second T cell-stimulating vaccine candidate, GEN-004, a potential universal vaccine against pneumococcus, a leading cause of infectious disease mortality worldwide. In June 2014, we announced top line data from a Phase 1 clinical trial for GEN-004. This trial met its safety, tolerability and immunogenicity goals including measurable increases in the blood of T helper 17 (TH17) cells, a rare cell type that provides immunity at epithelial and mucosal surfaces. We plan to advance GEN-004 into a Phase 2 trial in the third quarter of 2014.

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials of our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of June 30, 2014, we had received an aggregate of $158.0 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $6.7 million from grants. At June 30, 2014, our cash and cash equivalents and marketable securities were $59.2 million.

Since inception, we have incurred significant operating losses. Our net losses were $7.1 million and $14.5 million for the three and six months ended June 30, 2014, and our accumulated deficit was $94.6 million as of June 30, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We believe that our cash and cash equivalents at June 30, 2014 will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2015, by which time we expect to have completed our ongoing Phase 2 dose optimization clinical trial, commenced our Phase 2 dose regimen clinical trial for GEN-003 for HSV-2 and completed our planned Phase 2a clinical trial for GEN-004 for pneumococcus. However, costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, and cash equivalents marketable securities and any proceeds received from other sources will be sufficient to fund these studies or our operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-003, GEN-004 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Status of products in development as of June 30, 2014

GEN-003 for the treatment of HSV-2 infections

GEN-003 is in Phase 2 clinical development for the treatment of HSV-2. We initiated a Phase 2 dose-optimization clinical trial in July 2014, which will compare the best dose of GEN-003 from our Phase 1/2a trial to other combinations of protein and adjuvant to determine the optimal dose for future trials and potentially improve on the current profile of GEN-003. Top line data from this trial is expected in mid-2015.

GEN-004 for the prevention of pneumococcal infections

GEN-004 has completed is in Phase 1 clinical development.  The Company plans to advance GEN-004 into a Phase 2a clinical trial in the third quarter of 2014 to demonstrate that GEN-004 can reduce colonization of pneumococcus in the nasopharynx in healthy adults. Topline data from this trial is expected in the mid-2015.

Products in research and pre-clinical development

We have ongoing pre-clinical development programs in chlamydia and HSV-2 prophylaxis and a research program in malaria. Additionally, we have an ongoing immuno-oncology collaboration with the Dana Farber Cancer Institute and Harvard Medical School.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2014	2013	2014	2013

HSV-2 (GEN-003)(1)	$2,679	$1,545	$4,602	$3,175
Pneumococcus (GEN-004)(1)	977	2,154	2,388	3,999
Other research and development (2)	895	399	1,968	905
Total research and development	$4,551	$4,098	$8,958	$8,079

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

Other Expense

Other expense consists of fair value adjustments on warrants to purchase preferred stock. Upon completion of our IPO on February 10, 2014, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, the Company no longer recorded fair value adjustment for its warrants.

Accretion of Preferred Stock

Certain classes of our preferred stock were redeemable beginning in 2017 at the original issuance price plus any declared or accrued but unpaid dividends upon written election of the preferred stockholders in accordance with the terms of our articles of incorporation. Accretion of preferred stock reflects the accretion of issuance costs and, for Series B preferred stock, cumulative dividends based on their respective redemption values. On February 10, 2014, we completed our IPO and all shares of preferred stock were converted into 11,435,593 shares of our Common Stock. No accretion of preferred stock is recorded after this date as no shares of preferred stock are outstanding.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended
	June 30,		Increase
(in thousands)	2014	2013	(Decrease)

Grant revenue	$—	$228	$(228)

Operating expenses:
Research and development	4,551	4,098	453
General and administrative	2,358	879	1,479
Total operating expenses	6,909	4,977	1,932
Loss from operations	(6,909)	(4,749)	(2,160)
Other expense:
Other expense	—	(100)	100
Interest expense, net	(237)	(108)	(129)
Other expense	(237)	(208)	(29)
Net loss	$(7,146)	$(4,957)	$(2,189)

Grant Revenue

Grant revenue decreased $0.2 million to zero for the three months ended June 30, 2014 from $0.2 million for the three months ended June 30, 2013. The decrease was due to the completion of a grant to fund research for our pneumococcus program during 2013.

Research and Development Expenses

Research and development expense increased $0.5 million to $4.6 million for the three months ended June 30, 2014 from $4.1 million for the three months ended June 30, 2013.  The increase was attributable to: an increase of $0.7 million in R&D personnel costs due to an increase in headcount, including $0.3 million in stock-based compensation; an increase of $0.7 million in GEN-003 external costs related to manufacturing and the recently initiated Phase 2 dose optimization trial; offset by a $0.9 million reduction in GEN-004 external costs, primarily related to lower manufacturing spend.

General and Administrative Expenses

General and administrative expense increased $1.5 million to $2.4 million for the three months ended June 30, 2014 from $0.9 million for the three months ended June 30, 2013. The increase due largely to additional personnel costs due to an increase in headcount of $0.5 million including $0.2 million in increased stock-based compensation; $0.5 million in increased audit, legal and consulting expenses and $0.5 million in public company overhead costs.

Other Expense

Other expense decreased $0.1 million to zero for the three months ended June 30, 2014 from $0.1 million for the three months ended June 30, 2013. The decrease was due to the conversion of warrants to purchase preferred stock into warrants to purchase common stock, which occurred in connection with the completion of our IPO on February 10, 2014, and as a result, a fair value calculation was not necessary for the three months ended June 30, 2014.

Interest Expense, Net

Interest expense, net increased $0.1 million to $0.2 million for the three months ended June 30, 2014 from $0.1 million for the three months ended June 30, 2013. The increase was due primarily to higher average principal balances for the second quarter of 2014 as compared to the same period in 2013.

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended
	June 30,		Increase
(in thousands)	2014	2013	(Decrease)

Grant revenue	$—	$488	$(488)

Operating expenses:
Research and development	8,958	8,079	879
General and administrative	4,324	1,690	2,634
Total operating expenses	13,282	9,769	3,513
Loss from operations	(13,282)	(9,281)	(4,001)
Other expense:
Other expense	(725)	(106)	(619)
Interest expense, net	(468)	(234)	(234)
Other expense	(1,193)	(340)	(853)
Net loss	$(14,475)	$(9,621)	$(4,854)

Grant Revenue

Grant revenue decreased $0.5 million to zero for the six months ended June 30, 2014 from $0.5 million for the six months ended June 30, 2013. The decrease was due to the completion of a grant to fund research for our pneumococcus program during 2013.

Research and Development Expenses

Research and development expense increased $0.9 million to $9.0 million for the six months ended June 30, 2014 from $8.1 million for the six months ended June 30, 2013.  The increase was attributable to: an increase of $1.3 million in R&D personnel costs, including $0.7 million in stock-based compensation; an increase of $0.5 million in GEN-003 external costs, reflecting increased manufacturing costs offset by lower clinical trial costs; a decrease of $0.9 million in GEN-004 external costs reflecting lower manufacturing costs, partially offset by increased clinical trial costs.

General and Administrative Expenses

General and administrative expense increased $2.6 million to $4.3 million for the six months ended June 30, 2014 from $1.7 million for the six months ended June 30, 2013. The increase of $2.6 million was primarily due to additional personnel costs in 2014 of $1.1 million including $0.6 million in increased in stock-based compensation due to the vesting of certain performance-based common stock options; $0.6 million in increased audit, legal and consulting expenses, and $0.9 million in public company overhead costs.

Other Expense

Other expense increased $0.6 million to $0.7 million for the six months ended June 30, 2014 from $0.1 million for the six months ended June 30, 2013. The increase was due to an increase in the fair value of our warrants to purchase preferred stock as a result of an increase in the fair value of the underlying stock both before and on the date of the completion of our IPO on February 10, 2014.

Interest Expense, Net

Interest expense, net increased $0.3 million to $0.5 million for the six months ended June 30, 2014 from $0.2 million for the six months ended June 30, 2013. The increase was due primarily to higher average principal balances related to our term loan for the six months of 2014 as compared to the same period in 2013.

Liquidity and Capital Resources

Overview

Since our inception through June 30, 2014, we have received an aggregate of $158.0 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $6.7 million from grants. At June 30, 2014, our cash and cash equivalents and marketable securities were $59.2 million, comprising cash and cash equivalents of $32.1 million and marketable securities of $27.1 million. In February 2014, we completed an IPO of 5.5 million shares of our Common Stock at a price of $12.00 per share for an aggregate offering price of $66.0 million. We received net proceeds from the offering of approximately $61.4 million, after deducting approximately $4.6 million in underwriting discounts and commission, excluding offering costs payable by us.

Debt Financings

In October 2011, we entered into a Loan and Security Agreement, or the Term Loan, which provided for up to $5.0 million in debt financing. The Term Loan provided for a draw-down period on the loan through March 1, 2012. In March 2012, we drew down the full $5.0 million available through the facility.

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

On September 30, 2013, we entered into a new loan agreement, or the New Term Loan, which provided up to $10.0 million in debt financing. Upon the closing, we drew down $3.5 million and paid off the outstanding principal and interest on the Term Loan. Under the terms of the New Term Loan, we could draw additional advances of up to the remaining $6.5 million through December 31, 2013. On December 19, 2013, we drew down the remaining $6.5 million on the New Term Loan.  Each advance shall be repaid in 42 monthly installments. For the first nine months following each advance, we are obligated to make interest-only payments. Thereafter, we are required to make 33 equal monthly payments of principal together with interest. On the first business day of the 42nd month, we are also obligated to make a payment equal to 2.0% of the original principal amount of the advance. We may prepay the outstanding principal amount of the New Term Loan at any time. The New Term Loan was collateralized by a blanket lien on all our corporate assets, excluding our intellectual property, and by a negative pledge on our intellectual property. In connection with the New Term Loan, we issued a warrant to purchase 689,655 shares of Series C preferred stock at an exercise price of $0.58 per share. Upon execution of the New Term Loan, the warrant was immediately exercisable to purchase 689,655 shares. Upon completion of our IPO, the warrants became exercisable for an aggregate of 57,954 shares of our Common Stock at an exercise price of $6.90 per share. In April 2014, the 57,954 warrants were exercised in a cashless exercise for 37,250 shares of Common Stock.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We believe that our existing cash and cash equivalents at June 30, 2014 will be sufficient to fund our operations through at least the end of 2015, by which time we expect to have completed our ongoing Phase 2 dose optimization clinical trial and commenced our Phase 2 dose regimen clinical trial for GEN-003 for HSV-2 and completed our planned Phase 2a clinical trial for GEN-004 for pneumococcus. We expect that these funds will not be sufficient to enable us to seek marketing approval or commercialize any of our product candidates.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•                  the timing and costs of our ongoing Phase 2 dose optimization clinical trial and planned Phase 2 dose regimen trial for GEN-003 and our planned Phase 2a clinical trial for GEN-004;

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

•                  the receipt of marketing approval, revenue received from commercial sales of our product candidates;

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(12,967)	$(9,527)
Net cash used in investing activities	(27,255)	(342)
Net cash provided by financing activities	60,142	14,418
Net increase in cash and cash equivalents	$19,920	$4,549

Operating Activities

The increase in net cash used in operations for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, was due primarily to an increase in the net loss of approximately $4.9 million along with changes in our working capital accounts.

Net cash used in operating activities was $13.0 million for the six months ended June 30, 2014 and consisted primarily of net loss of $14.5 million adjusted for non-cash items including depreciation expense of $0.2 million, stock-based compensation expense of $1.5 million, an increase in the fair value of warrants of $0.7 million and a net decrease in operating assets and liabilities of $0.9 million.

Net cash used in operating activities was $9.5 million for the six months ended June 30, 2013 and consisted primarily of a net loss of $9.6 million adjusted for non-cash items including depreciation expense of $0.2 million, stock-based compensation expense of $0.2 million and a net decrease in operating assets and liabilities of $0.3 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 and 2013 were $27.3 million and $0.3 million, respectively. Net cash used in investing activities for the six months ended June 30, 2014 consisted of $27.1 million used to purchase marketable securities and $0.2 million used to purchase property and equipment.  Net cash in investing activities for the six months ended June 30, 2013 consisted of $0.3 million used to purchase property and equipment to facilitate our increased research and development activities and headcount.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $60.1 million and $14.4 million, respectively. Cash provided by financing activities for the six months ended June 30, 2014 primarily consisted of $60.0 million in net proceeds from our IPO and $0.2 million in proceeds from the exercise of stock options and warrants.  Net cash provided by financing activities for the six months ended June 30, 2013 consisted primarily of $15.3 million in net proceeds from the issuance of preferred stock, which was partially offset by $0.8 million used for the repayment of long-term debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on March 21, 2014, except as noted below:

In February 2014, the Company entered into a supply agreement with Fujifilm for the manufacture and supply of certain antigens of the Company for its GEN-003 Phase 2 dose optimization clinical trial. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe. The Company has incurred $685 thousand and $710 thousand under this agreement for the three and six months ended June 30, 2014, respectively.

Item 3.         Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents and marketable securities of $59.2 million and $12.2 million, respectively, consisting primarily of money market funds and U.S Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash equivalents and investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. Although we believe our cash equivalents and investment securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. All of our investments are recorded at fair value.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of June 30, 2014 and December 31, 2013, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As of March 31, 2014, as a result of management’s evaluation of our disclosure controls and procedures, and other internal reviews and evaluations that were completed after the quarter ended March 31, 2014, management concluded that we had a material weakness in our control environment and financial reporting process regarding our disclosure controls and procedures related to accounting for a milestone-based stock option award. Specifically, non-cash stock compensation expense relating to a milestone-based option granted to our Chief Executive Officer on July 25, 2013 was incorrectly calculated at “mark-to-market” on the vesting date rather than the grant date fair value.

This error was corrected prior to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2014 as filed with the SEC on May 9, 2014, and has no impact on the financial results disclosed in prior periods. We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the three and six months ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2014, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.      Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 21, 2014, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the SEC on May 9, 2014.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Equity Securities

In February 2014, we completed our IPO of 5.5 million shares of our Common Stock at a price of $12.00 per share for an aggregate offering price of $66.0 million. The offer and sale of all of the shares in the offering were registered under the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to a registration statement on Form S-1 (File No. 333-193043), which was declared effective by the SEC on February 4, 2014. Citigroup Global Markets, Inc. and Cowen and Company, LLC acted as joint book-running managers of the offering and as representatives of the underwriters. Stifel, Nicolaus & Company, Incorporated and Needham & Company, LLC acted as co-managers for the offering. The offering commenced on February 4, 2014 and did not terminate until the sale of all of the shares offered.

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

We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our Common Stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Financial Statements

*                                         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: August 6, 2014	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2014	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)