Form 10-K
period 2014-12-31
GENOCEA BIOSCIENCES, INC.
filed 2015-02-27
CIK 1457612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was: $67,992,844.

The number of shares outstanding of the registrant’s common stock as of February 20, 2015 was 17,858,705.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•                  the timing of results of our ongoing and planned clinical trials;

•                  our planned clinical trials for GEN-003 and GEN-004;

•                  our estimates regarding the amount of funds we require to complete our clinical trials for GEN-003 and GEN-004;

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

•                  the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

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

Overview

We are a biopharmaceutical company that discovers and develops novel vaccines and immunotherapies to address diseases with significant unmet needs. We use our proprietary discovery platform, ATLAS, to rapidly design vaccines and immunotherapies that act, in part, through T cell (or cellular) immune responses, in contrast to approved vaccines and immunotherapies, which are designed to act primarily through B cell (or antibody) immune responses. We believe that by harnessing T cells we can develop first-in-class vaccines and immunotherapies to address diseases where T cells are central to the control of the disease.

We have two product candidates in Phase 2 clinical development: GEN-003, an immunotherapy for the treatment of genital herpes and GEN-004, a universal vaccine for the prevention of pneumococcal infections. We also have product candidates in pre-clinical development for diseases including genital herpes, chlamydia and malaria.

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. Data from our double-blind, placebo-controlled, dose-escalating Phase 1/2a trial for GEN-003 represented the first reported instance of a therapeutic vaccine working against an infectious disease. We also believe it represents the first time anti-viral efficacy has been observed for an immunotherapy designed primarily to elicit T cell responses to address an infectious pathogen for which T cell immunity is considered central to the control of the disease.

Final analysis of the data from the Phase 1/2a trial showed, that for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this dose group, the viral shedding rate fell by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. At 12 months, the viral shedding rate returned to baseline for this dose group. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial. We believe the six-month duration of reduced viral shedding and genital lesion rates may be clinically meaningful.

Having identified a dose that, according to company-sponsored market research, delivers clinically meaningful efficacy in magnitude and durability, we are now conducting a 310-subject Phase 2 dose optimization trial. The objective of this trial is to confirm the results of the best performing dose in the Phase 1/2a trial and to test six other combinations of proteins and adjuvant to determine the optimal dose for future trials and potentially improve on the current profile of GEN-003. This trial is fully enrolled and we expect to announce top-line data from this trial late in the second quarter of 2015. If GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

GEN-004 — Phase 2 universal vaccine for the prevention of pneumococcal infections

We are also developing a second T cell-stimulating vaccine candidate, GEN-004, a potential universal Streptococcus pneumoniae, or pneumococcus, vaccine to protect against the leading cause of infectious disease mortality worldwide. GEN-004 is designed to stimulate T helper 17 (TH17) cells, a rare cell type that provides immunity at epithelial and mucosal surfaces, in the nasopharynx to prevent colonization by pneumococcus.

In June 2014, we announced top-line data from a Phase 1 clinical trial for GEN-004. This trial met its safety, tolerability and immunogenicity goals including measurable increases in the blood of TH17 cells. We initiated a Phase 2a trial in September 2014 to demonstrate that GEN-004 can reduce the frequency, magnitude or duration of colonization of pneumococcus in the nasopharynx in healthy adults. We expect to announce top-line data from this trial in the fourth quarter of 2015.

ATLAS Platform

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

We believe T cell target discovery has been particularly challenging for two reasons. First, the diversity of human T cell responses contrasts with the generally uniform B cell responses in humans. Second, the number of candidate targets for T cell responses can be exponentially greater than for B cell responses. These complexities represent fundamental barriers that traditional vaccine discovery tools, which rely largely on empirically selecting the potential targets from the proteins of a pathogen and iteratively testing them in animal models, have not been able to address.

We have designed the ATLAS platform to overcome these T cell target discovery challenges. We believe ATLAS represents the most comprehensive high throughput system for T cell vaccine and immunotherapy discovery in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of protein targets for a specific pathogen in blood samples from large, genetically diverse populations, allowing us to identify vaccine and immunotherapy targets associated with protective T cell responses to disease. By comparing antigens identified in individuals who naturally control their infection with those who do not, we can select the antigens that may have the best likelihood of inducing protective T cell immune responses.

We believe we are a leader in the field of T cell vaccine and immunotherapy discovery and development. Our management and scientific teams possess considerable experience in vaccine, immunotherapy and anti-infective research, manufacturing, clinical development and regulatory matters.

Our Strategy

Our objective is to be the leading T cell vaccine and immunotherapy company. Key components of our strategy are:

•                  Continue to rapidly advance our lead vaccine candidate, GEN-003.  GEN-003 is a potential first-in-class therapeutic vaccine candidate we are developing to treat genital herpes infections, for which we are currently conducting a Phase 2 trial to optimize the vaccine dose. Top-line data from this trial is expected late in the second quarter of 2015. We intend to commence a Phase 2b trial in the second half of 2015 to optimize the dosing regimen. We retain all rights to GEN-003 and plan to advance this program through regulatory approval and, if approved, commercialize this vaccine through a focused commercial effort in the United States. Outside the United States, we intend to evaluate partnerships for GEN-003 opportunistically.

•                  Continue to rapidly advance GEN-004.  Our second clinical-stage product candidate is GEN-004, a vaccine candidate designed to prevent infections caused by all strains of pneumococcus. We are currently conducting a Phase 2a clinical trial to seek to demonstrate that GEN-004 can reduce colonization of pneumococcus in the nasopharynx in healthy adults. Top-line data from this trial is expected in the fourth quarter of 2015. We believe this trial could provide the first evidence in humans that a T cell vaccine, with potential to become a universal vaccine, can reduce colonization by pneumococcus. We intend to commence a further Phase 1/2 trial of GEN-004 in toddlers in 2016. We retain all rights to this program, other than certain rights we have granted in developing countries, and intend to evaluate partnerships for GEN-004 opportunistically.

•                  Advance our discovery stage and non-clinical novel vaccine programs.  We expect similarly to advance our novel non-clinical prophylactic vaccine and immunotherapy programs against chlamydia, HSV-2 and malaria through human proof of concept. We will seek partnerships opportunistically for late-stage development and commercialization of such programs.

•                  Utilize ATLAS, our vaccine discovery platform, to develop additional T cell vaccine candidates.  We intend to continue to use ATLAS to discover and advance novel T cell vaccines. Since we begin our vaccine candidate discovery process by profiling human populations exposed to a pathogen, and use these subjects’ own cells to comprehensively screen the entire proteome of the pathogens, we believe we have a better chance of identifying vaccines likely to protect against pathogens of interest. We intend to opportunistically expand our pipeline using ATLAS to discover T cell vaccines against pathogens for which B cell vaccines are ineffective or non-existent. We will also continue to investigate, either alone or through partnerships, the applicability of ATLAS to cancer immunotherapies.

Vaccine and Immunotherapy Overview

Vaccines represent a major healthcare success story. They have eradicated smallpox and dramatically reduced the mortality and morbidity associated with many other infectious diseases, such as diphtheria, measles, polio and tetanus. Today, there are vaccines approved to treat and protect against approximately 30 infectious diseases. Total global vaccine revenues in 2013 were $30.5 billion.

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

How Vaccines and Immunotherapies Work

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

Immunotherapies are designed to augment or boost the immune system to allow it to better protect the body against disease. In the case of infectious disease, currently approved immunotherapies aim to treat an infection rather than prevent it. A well-known example of an early immunotherapy is the use of interferon-alfa 2a to treat infections caused by hepatitis C virus, or HCV. Immunotherapy approaches against cancer have also been developed, with limited success. As with vaccines, we believe immunotherapies that engage the T cell immune system may represent an optimal solution to treat, and potentially prevent, disease.

Current Target Discovery

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

Limitations and Challenges of Current Target Discovery

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

The ATLAS Discovery Platform: A Novel Approach to Vaccine and Immunotherapy Discovery

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

We use ATLAS as a high throughput engine to comprehensively and rapidly screen human T cells to identify potentially relevant T cell vaccine antigens. Furthermore, ATLAS allows us to screen large proteomes in an efficient manner to identify antigens likely to best stimulate the T cell immune system, a process that is otherwise slow and labor intensive. By comparing antigens identified in individuals who control their infection with those who do not, we can select the antigens that may have the best likelihood of inducing protective immune responses. Since we discover the target antigens from human responses rather than animal responses, we believe we can use the targets to produce vaccine and immunotherapy candidates that have a high probability of generating protective immunity in humans. To date, we have applied this platform to identify human T cell antigens from several viral and microbial proteomes, with sizes ranging from several dozen, as with HSV-2, to a few thousand expressed proteins, as with pneumococcus and chlamydia.

In summary, we believe that ATLAS offers all of the following important advantages over other approaches to vaccine design and discovery:

•                  Enables vaccine and immunotherapy discovery for pathogens that are generally inaccessible to antibodies.  For pathogens that reside in human cells or otherwise generally evade antibody responses, and which, as a result have not successfully been addressed by B cell vaccines, ATLAS represents a means to identify targets of effective T cell responses. This pathogen list includes dozens of bacteria, viruses and parasites that collectively account for millions of deaths and morbidity for millions more annually.

•                  Decreases the risk of vaccine and immunotherapy discovery failure by identifying targets of T cell responses in humans.  By comprehensively screening the T cell responses of persons who have mounted effective immune responses to infectious disease pathogens, and comparing these responses to those who have not, ATLAS identifies antigens that associate with protection in humans. By identifying the targets of human T cell responses ex vivo from human samples, rather than in animal models, we both account for diversity of human T cell responses and avoid being misled by discovery in animals.

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

We believe that our discovery platform can enable vaccine and immunotherapy discovery for a wide range of infectious disease pathogens, in addition to our clinical stage vaccines and immunotherapies. We have identified antigens that appear to associate with protective human responses in our prophylactic HSV-2 and chlamydia programs and demonstrated subsequently that these antigens can protect against disease in accepted animal models. We have also embarked upon a program to discover protective T cell antigens from Plasmodium falciparum, a causative agent of malaria under a program funded in part by an investment from the Bill & Melinda Gates Foundation, or the Gates Foundation. Many other pathogens evade antibody responses and therefore may be tractable to ATLAS, including those that cause tuberculosis, gonorrhea, and dengue fever.

We also believe ATLAS may offer utility in the discovery of new treatments for cancer. In recent years, new cancer immunotherapies such as Yervoy (ipilimumab; Bristol-Myers Squibb) have successfully delivered improved outcomes against cancers such as melanoma by reversing the inhibitive effect that cancer cells can have on T cell immune responses. Recruiting T cells to drive the containment of cancerous cells holds promise as a new approach to cancer treatment. Knowing the target or targets of the T cell responses may enable the development of next-generation immunotherapies with greater specificity that, in theory, could offer further protection against cancer. In March 2014, we announced a joint research collaboration with the Dana-Farber Cancer Institute and Harvard Medical School to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of our proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches.

Antigen Discovery Using ATLAS—A Vignette from the Discovery of GEN-003 to Treat Genital Herpes

Strong evidence for the role of T cells in controlling a genital herpes infection emerged when a researcher at the University of Washington, Christine Posavad, Ph.D., identified a previously unknown and relevant patient population. These people were each in a sexual relationship with someone who had a genital herpes infection, but had no evidence of infection by culture of, or measurable antibody response to, herpes simplex virus 2, or HSV-2, the virus which causes most cases of genital herpes. However, these individuals had evidence of T cell memory against HSV-2, indicating previous contact with HSV-2. In these patients, Dr. Posavad concluded that T cells are the driver of the protective response, but she could not comprehensively screen for the specificity of T cells that drove this response.

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

Our Product Candidate Pipeline

The following table describes our current development programs:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-003	Genital herpes Therapeutic	Phase 2	Complete Phase 2 dose optimization trial	Late second quarter of 2015
GEN-004	Pneumococcus Prophylaxis	Phase 2a	Complete Phase 2a trial	Fourth quarter of 2015
GEN-001	Chlamydia Prophylaxis	Pre-clinical	File investigational new drug application (or IND)	2017
GEN-002	HSV-2 Prophylaxis	Pre-clinical	File IND	2017
GEN-005	Malaria Prophylaxis	Research	Initiate pre-clinical studies	Second half of 2015

GEN-003 Market Opportunity

Genital Herpes

We are developing our lead product candidate, GEN-003, to treat patients with genital herpes infections. GEN-003 consists of two protein antigens. The first antigen is ICP4.2, a large fragment of the protein ICP4 that we discovered in ATLAS screens to be a T cell antigen associated with protection from infection or with less severe infection. The second antigen is glycoprotein D2, or gD2, a B cell antigen that is the target of antibodies that provide anti-viral activity during the time in the life cycle of HSV-2 where the pathogen is susceptible to inactivation by antibodies. gD2 was also a target of T cells in our ATLAS screens and was selected based on such ATLAS screens as ATLAS prioritized gD2 as the B cell antigen most associated with T cell responses. We pair the antigens with Matrix-M2, a novel adjuvant that we have licensed exclusively for this indication from Novavax, Inc., or Novavax. See “—Other Collaborations—Isconova AB”.

Genital herpes is a sexually transmitted disease. Genital herpes infections have become an epidemic, spreading to approximately 16% of the United States population between the ages of 14 and 49, and more than 400 million people worldwide, according to the World Health Organization, or WHO.

For infected individuals, the disease can manifest in a number of ways, with so-called viral shedding as the common element. For some of the virus’ life cycle, it lies dormant within nerve cells near the spine. Although there may be no visible sign of infection, the virus lives within these nerve cells. Periodically, the virus reactivates and virus travels to skin cells of the genitalia where they are released. The release of the virus is called viral shedding and can be detected by swabbing the genital area and testing the swab for the presence of viral DNA. For reasons not completely understood, reactivation of the virus within the nerve cells may occur, resulting in a large amount of virus shedding from skin and mucus membranes. If the replication is maintained for a long enough period of time and at a high enough level, the virus destroys the cells it inhabits and causes ulcers to form on the skin. Patients experiencing such visible ulcers are considered symptomatic patients. It is generally believed that the immune system responds to episodes of genital herpes outbreaks by activating T cells that reduce viral replication and destroy infected cells, allowing healing and resolution of genital ulcers, usually after a few days, although for many patients ulcers return at variable intervals. Patients may also experience periodic, low-frequency viral shedding. Because the shedding at these times does not lead to the development of ulcers, these episodes are called asymptomatic shedding. These asymptomatic patients continue to pose a disease transmission risk through sexual contact while shedding virus.

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

A market research survey conducted on our behalf, which included primary research with more than 300 physicians in the United States, United Kingdom, Germany, France and Brazil and a review of secondary sources, indicated that approximately 11 million people in the U.S. are diagnosed with genital herpes. Of those diagnosed, approximately 7 million are treated with oral anti-viral medicines. This research also indicated that approximately 2.5 million patients treat their disease chronically with daily anti-viral pills, and approximately 4.5 million patients treat episodically to reduce the severity of outbreaks when they occur. Of those patients treated chronically, approximately 30% continue to suffer three or more outbreaks of genital herpes per year and of those treated episodically, approximately 50% continue to suffer three or more outbreaks per year. This market research also indicated that the prevalence of genital herpes outside the United States is similar to the United States.

Due to the limited effectiveness of oral antiviral therapy, there remains a significant unmet medical need, against both the symptoms of HSV-2 and disease transmission risk from viral shedding.

GEN-003: An Immunotherapy Candidate for HSV- 2

We have shown that GEN-003 is the first immunotherapy known to have demonstrated a statistically significant reduction in viral shedding rate and the signs of clinical genital herpes disease as measured by genital lesion rates. See “—Clinical Development—GEN-003-001—Our Phase 1/2a Clinical Trial”. These data were presented in a podium presentation at IDWeek 2014TM. We believe that these initial clinical results demonstrate that GEN-003 has the potential to be a first-in-class immunotherapy to treat genital herpes.

We believe that, if approved for the treatment of genital herpes infections, GEN-003 could address the unmet needs of patients in several ways. For patients taking episodic therapy, GEN-003 could offer reduced symptomatic and asymptomatic viral shedding, potentially reducing disease transmission risk. Since episodic therapy offers no protection against disease transmission during asymptomatic shedding, these patients and their sexual partners are unprotected when the infected partner is not taking anti-viral medication.

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

In a second market research survey conducted on our behalf with more than 400 patients with HSV-2 infections in the United States, the United Kingdom, France and Germany, and more than 300 physicians who treat patients with HSV-2 infections, 56% of patients on chronic suppressive therapy indicated an intent to use GEN-003 in combination with other therapies and 37% of such patients indicated an intent to use GEN-003 on its own, if it were approved; 30% of patients on episodic therapy indicated an intent to use GEN-003 in combination with other therapies and 60% of such patients indicated an intent to use GEN-003 on its own, if it were approved; and 15% of patients not taking any HSV-2 therapy indicated an intent to use GEN-003 in combination with other therapies and 65% of such patients indicated an intent to use GEN-003 on its own, if it were approved.

Taking together the results of the two market research surveys conducted on our behalf, we forecast a potential market share for GEN-003 in the US of approximately 3 million of the 11 million diagnosed patients. We believe that this translates into a revenue opportunity in the US of over $1 billion. These were limited surveys and may or may not be representative of how patients might ultimately use GEN-003, if at all, or how GEN-003 may be reimbursed if GEN-003 successfully completes clinical development and is approved by regulatory authorities.

Non-clinical Evaluation of Our GEN-003 Product Candidate

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

Clinical Development

GEN-003-001—Our Phase 1/2a Clinical Trial

We have completed a Phase 1/2a trial, testing the safety, T and B cell immunogenicity, and impact on viral shedding of GEN-003 in subjects with documented recurrent HSV-2 infection. We also measured, as an exploratory endpoint, the effect of GEN-003 on the genital lesion rate. The trial was conducted at seven sites in the United States, including some of the leading institutions for scientific and clinical research of genital herpes. The trial was double-blind, placebo-controlled and dose-escalating. We enrolled subjects between 18 and 50 years of age. An independent Data Safety Monitoring Board monitored the safety of subjects enrolled in the clinical trial.

This trial enrolled 143 otherwise healthy subjects with a history of three to nine genital herpes outbreaks per year when not on suppressive therapy. Subjects were randomized into one of three dose cohorts. Within each cohort, subjects were randomized in a 3:1:1 ratio, whereby for every three subjects receiving GEN-003, one would receive placebo and one would receive the ICP4.2 and gD2 proteins without the Matrix-M2 adjuvant. We included this last cohort to demonstrate that Matrix-M2 was necessary to achieve the desired biological responses. There were three vaccine dose groups, based on the amount of protein. The lowest dose group subjects received 10µg of each protein; in the middle dose group, the protein doses increased to 30µg, and in the high dose group the protein dose was 100µg. For all subjects receiving GEN-003 (proteins plus adjuvant), the Matrix M2 dose was 50µg. Subjects received three vaccinations, on days zero, 21 and 42. The diagram below illustrates the dosing and swabbing regimen in the trial and the points in time at which data was gathered.

The primary objective of this trial was to monitor the safety profile of the proposed vaccine. Overall, GEN-003 was well-tolerated. During the seven days following each injection, side-effects were generally those considered typically associated with vaccines, such as fatigue, site injection pain, tenderness and swelling. Among all vaccine dose groups, the frequency of adverse events, or AEs, appeared greater among those subjects given the 10µg dose. In the 30µg and 100µg dose cohorts, the AE rate was lower than that of the 10µg cohort. In addition, the frequency of AEs appeared to diminish with subsequent doses. Beyond the week following vaccination with the GEN-003 immunotherapy, the AE types and frequencies appeared similar to those following vaccination with placebo. The AEs have been transient, resolved over a few days and resulted in only two subjects discontinuing further vaccinations: one for a combination of symptoms (myalgia and fatigue; and pain and tenderness at the injection site) and one for injection site pain.

Additionally, we measured the immunotherapy-induced T cell and B cell immune responses. We structured and statistically powered the trial to measure the proposed immunotherapy’s impact on the viral shedding rate, an important marker of virus activity. We selected this endpoint because of the connection between shedding, symptomatic outbreaks, and risk of transmission of virus by sexual contact. Every subject in the study swabbed their genitalia twice per day for 28 days before receiving the first assigned treatment injection, and after treatment, using the standard protocol that has been used for many clinical trials of HSV-2 shedding.

We measured immunotherapy activity in two ways: the impact on viral shedding and the impact on signs of clinical genital herpes disease as measured by genital lesion rates, defined as the total days in which a patient reported the presence of a visible genital lesion during swabbing days, divided by the total number of swabbing days. The impact on viral shedding was determined by viral DNA present in swabs from subjects over the 28-day measurement period before receiving the assigned treatment and immediately after completing the three-dose regimen and again at six months and 12 months after the final dose. The genital lesion rate was measured at the same time points.

Final analysis of the data showed that for the best performing 30µg dose group, there was a sustained and statistically significant reduction in the viral shedding and genital lesion rates. After completion of dosing for this dose group, the viral shedding rate fell by 52% versus baseline (p<0.001) and, at six months after the final dose, the shedding rate remained at 40% below baseline (p<0.001). At 12 months, the viral shedding rate returned to baseline for this dose group. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group, at 48% (p<0.001). After six months, the reduction from baseline in genital lesion rate for this dose group was 65% (p<0.001) and after 12 months the genital lesion rate was 42% lower than baseline.

The following tables summarize the data demonstrating the reduction in the frequency of viral shedding and the genital lesion rate observed following administration of GEN-003 vaccine.

Viral Shedding Rate

	Baseline	After Dose 3			After 6 months			After 12 months (1)
Treatment Group	Rate	# of subjects	Rate	Change from Baseline	# of subjects	Rate	Change from Baseline	# of subjects	Rate	Change from Baseline
Placebo	12.4	26	12.8	3%	23	16.6	34%	13	12.3	-1%
Proteins only	7.4	26	10.0	35%	22	8.6	16%	15	14.4	95%

GEN-003 (10 µg)	10.8	27	10.8	0%	26	14.3	60%	0	—	—
GEN-003 (30 µg)	13.4	27	6.4	-52%*	19	8.0	-40%*	20	12.3	-8%
GEN-003 (100 µg)	15.0	26	10.3	-31%*	24	12.4	-17%	20	11.1	-26%

Genital Lesion Rate

	Baseline	After Dose 3			After 6 months			After 12 months (1)
Treatment Group	Rate	# of subjects	Rate	Change from Baseline	# of subjects	Rate	Change from Baseline	# of subjects	Rate	Change from Baseline
Placebo	7.2	26	9.1	26%	23	9.2	28%	13	4.0	-44%
Proteins only	9.5	26	6.7	-29%	22	6.7	-29%	15	2.6	-73%

GEN-003 (10 µg)	14.7	27	9.0	-39%	26	11.2	-24%	0	—	—
GEN-003 (30 µg)	9.7	27	5.0	-48%*	19	3.4	-65%*	20	5.6	-42%
GEN-003 (100 µg)	6.8	26	3.7	-46%*	24	4.6	-32%	20	5.8	-15%

(1)         No statistical testing was performed at 12 months because too few subjects contributed data. We did not anticipate the magnitude or durability of effect shown in this trial and the original trial protocol did not envisage following patients out to 12 months. By the time a protocol amendment was in place to allow collection of 12 month data some patients had been lost to follow up.

We are unaware of any other vaccine that has demonstrated the effects that we observed of GEN-003 on genital lesion rate or viral shedding in humans. While we have not yet tested any booster regimen, based on the durability of response to date, we anticipate booster doses, if necessary, would be administered at intervals of six months or more. Based on the market research conducted on our behalf, a product profile consistent with the data from the GEN-003 30µg dose group with a booster dose every six months was highly attractive to patient survey participants. This was a limited survey and may or may not be representative of how patients might ultimately or desire to use GEN-003, if at all, if GEN-003 successfully completes clinical development and is approved by regulatory authorities.

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

Fold Increase in T Cell Response from Baseline by Treatment Group

Ongoing Phase 2 Dose Optimization Trial

The Phase 2 dose optimization study is fully enrolled with 310 subjects from 17 institutions in the United States. The objective of this trial is to confirm the results of the best performing dose in the phase 1/2a trial, and to test other combinations of protein and adjuvant to determine the optional dose for future trials and potentially improve on the current profile of GEN-003. This study will test six combinations of two antigen doses (30µg or 60µg) with each of three adjuvant doses (25µg, 50µg, or 75µg) alongside a placebo. All subjects will receive three doses of GEN-003 or placebo at 21-day intervals. The primary end point for the study is the change from baseline in viral shedding rate. The study is also designed to evaluate the impact on percentage of days with genital herpes lesions as reported by patients. Subjects receiving GEN-003 will be followed for 12 months after the last dose. We expect to announce top-line data for the immediate post-vaccination observation period late in the second quarter of 2015.

Next Steps: Dose Regimen Trial for GEN-003

Following completion of the Phase 2 dose optimization trial, we intend to complete a Phase 2 dose regimen trial where we will seek to optimize our dosing regimen, or the number of doses and the interval between doses. We anticipate that clinical trial enrollment criteria and endpoints for this trial will be similar or identical to those of the preceding trials.

Potential for GEN-003 to Treat HSV-1 Infection

We anticipate that GEN-003 may also help a patient’s immune system fight herpes simplex virus type-1, or HSV-1. HSV-1 is most commonly identified with cold sores and has infected approximately 60% of Americans, according to the CDC. Increasingly, HSV-1 has been associated with outbreaks of genital ulcers, though the frequency and severity of such outbreaks generally is less than those associated with HSV-2. HSV-1 and HSV-2 are related viruses and the proteins in GEN-003 are present in, and nearly identical to, those found in HSV-1. Consequently, we believe that GEN- 003 may be active against HSV-1 and thus intend to study the potential for GEN-003 to combat HSV-1.

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

GEN-004 Market Opportunity

Pneumococcal Disease

We are developing GEN-004 to prevent infections caused by all serotypes of pneumococcus. The Gates Foundation has noted that pneumococcus kills more children under age five globally than any other organism. GEN-004 consists of three whole Pneumococcal T cell protein antigens, SP0148, SP1912 and SP2108, combined with the adjuvant Alhydrogel, a form of alum that is contained in several approved vaccines.

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

Limitations of Current Pneumococcal Vaccines

Global revenue of current pneumococcal vaccines exceeded $5.8 billion in 2014, most of which came from Prevnar-13, marketed by Pfizer, which is named for the 13 capsular polysaccharides types, derived from 13 strains of pneumococcus, included in the vaccine. The Prevnar family achieved global revenue of $4.5 billion in 2014. Other Pneumococcal vaccines include Synflorix, marketed by GlaxoSmithKline, and Pneumovax-23, marketed by Merck. These vaccines have dramatically reduced IPD caused by the serotypes addressed by the vaccines.

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

GEN-004: A Prophylactic Universal Vaccine Candidate for Pneumococcus

We have designed GEN-004 to fight more than 90 serotypes of pneumococcus, and to do so through a T cell-based mechanism of action that complements existing vaccines. Since 2009, we have collaborated with Rick Malley, M.D., of Boston Children’s Hospital, a leading researcher on host immunity to pneumococcus. He was the first person to demonstrate that Pneumococci are rapidly cleared from the nose, before they can get into the lungs and bloodstream, by a type of helper T cell called TH17 cells. This is important because before pneumococci can cause IPD, they need to take up residence inside the nose, known as colonization. If the immune system could be taught to make TH17 cells against pneumococci in sufficient quantities, then the bacteria will not have the ability to colonize, thus reducing or eliminating IPD occurrence. There is strong evidence that TH17 cells play an important role in protecting against pneumococcal infections, including that: Job syndrome patients lack CD4+/TH17 cells and are highly susceptible to pneumococcus; children with mutations of the IL-17A gene are more likely to be colonized with pneumococcus; HIV patients are predisposed to pneumococcal disease due to a CD4+ T cell deficiency; and a low CD4+T cell count is linked to reactivity to pneumococcal proteins and the likelihood of colonization. Furthermore, the majority of healthy adults are not colonized with pneumococcus, presumably due to TH17 responses that they have generated through natural exposure. We believe a vaccine that stimulates TH17 cells to reduce or prevent colonization of the nasopharynx by pneumococcus could be highly effective against all forms of pneumococcal disease including IPD and NIPD infections.

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

Clinical Development of GEN-004

In June 2014, we announced positive top-line data from a Phase 1 clinical trial in the United States to evaluate the safety of, and immune response to, GEN-004.

The Phase 1 clinical trial met its safety, tolerability and immunogenicity goals, including measurable increases in the blood of TH17 cells. The Phase 1 clinical trial was a randomized, double-blind, dose-escalation, placebo-controlled clinical trial that enrolled 90 healthy adult volunteers. Serum IgG titers increased in a dose-dependent manner to each of the antigens included in GEN-004 and measurable increases in peripheral TH17 responses were seen among subjects receiving the highest dose (100µg) with adjuvant. There were no serious adverse events related to the vaccine.

Based on these data, we advanced GEN-004 into a Phase 2a trial in the third quarter of 2014. Subjects in the clinical trial will receive either 100µg dose of GEN-004 with 350µg of adjuvant or placebo, and then be “challenged” intranasally with live pneumococcus, much like in the mouse colonization model. This means that pneumococcus will be introduced to the nasal cavity. We expect to enroll approximately 90 healthy adults in this trial. We will monitor AEs, antibody and T-cell immune responses as determined by IgG and IL-17A, and incidence of post-challenge colonization. We will follow these patients for a year and we anticipate top-line data from this trial in the fourth quarter of 2015. If successful, we believe this has the potential to be the first time a protein subunit vaccine will have directly demonstrated a reduction in nasopharyngeal colonization in humans.

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

We have achieved promising non-clinical results from candidates generated using ATLAS. We collected blood from 144 subjects spanning multiple clinical cohorts, ranging from subjects whose infections spontaneously cleared, representing a putative natural protection cohort, to subjects with infertility caused by chlamydia infection. From the more than 900 proteins in the Chlamydia trachomatis proteome, we identified 22 novel proteins associated with a protective response. From these we have demonstrated that three proteins, when given in an animal model of infection and when paired with the Matrix-M2 adjuvant can significantly reduce infection risk.

If the program were to reach the clinic, we believe it would be the first vaccine against chlamydia to be in clinical trials in more than 50 years. If it can successfully prevent chlamydia infections, we believe it would address a major unmet clinical need. As resources permit, we intend to opportunistically pursue development of this program.

Our Malaria Program

Malaria is one of the deadliest infectious diseases in the world. Approximately 400 thousand to 800 thousand people died in 2013 due to malaria, primarily in the developing world. There is no vaccine to prevent malaria, an infection caused by the plasmodium parasites transmitted by mosquitoes. We previously collaborated with the Naval Medical Research Center, or NMRC, and recently initiated a second collaboration with the Gates Foundation for which malaria is a priority infectious disease. When the parasite is injected into the blood through the bite of an infected mosquito, it rapidly travels to the liver where it replicates exponentially, is released into the bloodstream, and causes sickness. T cells in the liver could potentially be used to kill the cells in which the parasite is hiding, before the parasite is able to replicate itself, and could therefore protect against blood infection. Both the Gates Foundation and NMRC have sponsored several studies investigating killed or attenuated whole organism vaccines, which induce immunity, but are impractical to manufacture due to the fact that the vaccines are based on irradiated parasites grown within the salivary glands of mosquitoes.

In September 2014, we announced the receipt of a $1.2 million grant from the Bill & Melinda Gates Foundation for the identification of protective T cell antigens for malaria vaccines, which extends our collaboration through 2016 and supports comprehensive screening of the malaria proteome to identify targets of protective T cell responses.

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

There are also several companies attempting to develop new therapeutic vaccines against HSV-2, including Agenus Inc., Admedus Ltd, Sanofi Pasteur and Vical Incorporated. GEN-003 is in more advanced clinical development than these product candidates being developed by these companies. Furthermore, we believe that GEN-003 has advantages against each of these product candidates based on the screens of human protection that we have conducted using ATLAS that include these competitors’ antigens, published reports of non-clinical vaccine efficacy, announced clinical results in the case of Agenus, Inc. and our own clinical results to date. However, there can be no assurance that one or more of these companies or other companies will not achieve similar or superior clinical results in the future as compared to GEN-003 or that our future clinical trials will be successful.

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

As of the date of this Annual Report on Form 10-K, our patent portfolio includes the following:

ATLAS

Our discovery platform patent portfolio includes three patent families, currently comprising four issued U.S. patents and two allowed U.S. applications. We hold an exclusive license from The Regents of the University of California to the first patent family, including U.S. Patent 6,004,815 and the related U.S. Patents 6,287,556 and 6,599,502. This first family includes claims to fundamental aspects of the ATLAS platform, developed by our scientific founder, Darren Higgins, Ph.D. while he was employed at the University of California, Berkeley. Patents in this family have a patent term until August 2018. We hold a further exclusive license from President and Fellows of Harvard College to the second patent family, which covers methods related to the ATLAS discovery platform. This second patent family includes an allowed U.S. application and corresponding applications in Europe, Canada and Australia. Patents issuing from these applications are expected to expire in 2027. We wholly own the third patent family, which is specifically directed to the ATLAS platform as utilized by us. This third patent family includes U.S. Patent 8,313,894, an allowed U.S. patent application, and corresponding pending applications in Europe, Canada and Australia. Patents issuing from applications in this family are expected to have a patent term until at least July 2029; issued U.S. Patent 8,313,894 has a term that includes Patent Term Adjustment and extends until August 2030.

GEN-003 (HSV-2)

We wholly own a portfolio of patent applications directed to HSV-2 vaccines, including GEN-003. This portfolio includes two patent families covering HSV-2 vaccine compositions and methods for inhibiting or treating HSV-2 infections. The first patent family includes U.S. Patent 8,617,564, a patent granted in Mexico, and a patent granted in New Zealand. A U.S. application and applications in Europe, Canada, Australia, Japan, Brazil, Russia, India, China and nine additional foreign jurisdictions are pending in the first patent family. A U.S. application and applications in Europe, Canada, Australia and Japan are pending in the second family. Patents that issue from applications in these families are expected to expire in 2030 and 2031; issued U.S. Patent 8,617,564 has a term that includes Patent Term Adjustment and extends until at least January 2031. We own a further patent family covering follow-on HSV-2 vaccine compositions, with applications pending in the U.S., Europe, Australia and Japan. Patents issuing from this family are expected to expire 2032.

We hold a license from Isconova AB (now Novavax, Inc.) to two patent families covering Matrix-M2, the adjuvant used in GEN-003. Both patent families include a pending U.S. application and issued patents in Europe, Canada, Australia, Japan, Brazil, New Zealand and South Africa. These issued patents have patent terms until at least July 2023 and July 2024. The second patent family also includes issued U.S. Patent 8,821,881, which has a term that extends until August 2026 with Patent Term Adjustment.

GEN-004 (Pneumococcus)

We co-own with Children’s Medical Center Corporation, or Childrens, a portfolio of patent applications directed to pneumococcus vaccines, including GEN-004. This portfolio includes two patent families covering pneumococcal vaccine compositions and methods for inhibiting or treating pneumococcal infections. A U.S. application and applications in Europe, Canada, Australia, Japan, Brazil, Russia, India, China and eight additional foreign jurisdictions are pending in the first patent family. The first family also includes a granted patent in New Zealand. A U.S. application and applications in Europe, Australia, Japan, Brazil, Russia, India, China and nine additional foreign jurisdictions are pending in the second patent family. Patents that issue from applications in these patent families are expected to have patent terms until at least 2030 and 2032, respectively. We hold an exclusive license to Childrens’ interest in these patent rights. We co-own with Childrens one further patent family covering follow-on pneumococcal vaccine compositions, with pending applications in the U.S., Europe, Australia and Japan. Childrens’ interest in these patent rights is also exclusively licensed to us.

GEN-001 (Chlamydia)

Our chlamydia patent portfolio includes four patent families (one of which overlaps with the ATLAS portfolio). We hold an exclusive license from President and Fellows of Harvard College to the first three patent families. We notified the President and Fellows of Harvard College of our partial termination of the license agreement with regard to chlamydia antigens covered by these patent families on December 8th 2014. Effective March 8th 2015, the license agreement with the President and Fellows of Harvard College with regard to chlamydia antigens covered by these patent families will be terminated and we will no longer hold a license to two of the three patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen, and we maintain exclusive rights to aspects of the ATLAS platform covered by this family. We determined that the chlamydia antigens covered by these  patent families were not relevant to the continued development of GEN-001. We wholly own the fourth patent family, which covers chlamydia vaccine and immunogenic compositions and methods for inhibiting or treating chlamydia infections. A U.S. application and applications in Europe, Canada, Australia and Japan are pending in this patent family. Patents issuing therefrom are expected to expire in 2031.

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

Until first commercial sale of a licensed product or service, we are obligated to pay UC an annual license maintenance fee in the low five figures. Upon commercialization of our products and services covered by the licensed patents, we are obligated to pay UC royalties in the low single digits, subject to a minimum annual royalty in the low five figures, on the net sales of such products and services sold by us or our affiliates for the life of any licensed patents covering the products or services. The royalties payable to UC are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits. In addition, we agreed to pay UC a flat royalty in the low single digits on net sales of products sold by us or our affiliates which include a polypeptide, nucleotide sequence, biological organism or chemical entity identified in the practice of a licensed method or service, but not otherwise covered, by the licensed patent for the life of the licensed patents. If we receive any revenue (cash or non-cash) from any sublicensees, we must pay UC a percentage of such revenue, excluding certain categories of payments but including royalties on net sales by sublicensees, varying in the low-double digits for any sublicense depending on the scope of the license. Under the terms of the agreement, we are obligated to pay UC a specified development milestone payment and a specified commercial milestone payment up to $500 thousand in the aggregate for the first licensed product covered by the licensed patents, plus up to an additional $250 thousand if specified development and commercial milestones are met for each subsequent licensed product covered by the licensed patents. As of December 31, 2014, we have not made any milestone payments.

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

Harvard University

In November 2007, we entered into an exclusive license agreement with President and Fellows of Harvard College, or Harvard, granting us an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services. This agreement was amended and restated in November 2012. The Harvard intellectual property covers methods related to the ATLAS discovery platform, as well as certain chlamydia immunogenic compositions and methods for inhibiting or treating chlamydia infections. Any patents within this portfolio that have issued or may be issued will expire normally in 2027 and 2028. Harvard retains the right to make and use, and to grant licenses to other not-for-profit research organizations to make and use, the licensed intellectual property for internal research, teaching and other educational purposes. We notified the President and Fellows of Harvard College of our partial termination of the license agreement with regard to intellectual property covering chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with the President and Fellows of Harvard College with regard to intellectual property covering chlamydia antigens will be terminated and we will no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen. Note that we continue to maintain exclusive rights to aspects of the ATLAS platform covered by this family.

We are obligated to pay Harvard an annual license maintenance fee ranging from the low five figures to the mid-five figures depending on the type of product and the number of years after the effective date of the agreement.  For products covered by the licensed patent rights, we are obligated to pay Harvard milestone payments up to $1.8 million in the aggregate upon the achievement of certain development and regulatory milestones. For products discovered using the licensed methods, we are obligated to pay Harvard milestone payments up to $600 thousand in the aggregate for each of the first three products and up to $300 thousand in the aggregate for each additional product under the agreement upon the achievement of certain development and regulatory milestones. As of December 31, 2014, we have paid $198 thousand in aggregate milestone payments. Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, we are obligated to pay Harvard royalties on the net sales of such products and services sold by us, our affiliates and our sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The royalty based on sales by our sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties we receive from such sublicensee depending on the type of product. Depending on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third party payments required to be made. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.

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

Our agreement with Harvard will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. We may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement in the event of a material breach by us that remains uncured; in the event of our insolvency, bankruptcy, or similar circumstances; or if we challenge the validity of any patents licensed to us. We notified the President and Fellows of Harvard College of our partial termination of the license agreement with regard to intellectual property covering chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with the President and Fellows of Harvard College with regard to intellectual property covering chlamydia antigens will be terminated and we will no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen. Note that we continue to maintain exclusive rights to aspects of the ATLAS platform covered by this family.

University of Washington

In January 2010, we entered into a patent license agreement with the University of Washington, or UW, which was subsequently amended and partially terminated with respect to specified patent rights in July 2012 and was further amended in September 2012 and November 2013. Effective October 27, 2014, our agreement with UW was terminated in its entirety. We determined that these patent rights were not relevant to the continued development of GEN-003.

The terminated agreement granted a worldwide, sublicensable, co-exclusive license to certain patent rights, and an exclusive license to certain other patent rights, to manufacture, have manufactured on our behalf, use, offer to sell or sell, offer to lease or lease, import, or otherwise offer to dispose or dispose of licensed products to prevent or treat HSV-2. Patents within the licensed patent rights included claims to compositions of certain HSV-2 proteins and methods for treating HSV infections, with a patent term until at least July 2023. UW retained the right for itself and the Fred Hutchinson Cancer Research Center to make and use products and processes covered by the licensed patent rights for academic research, teaching and any other academic purpose.

Through December 31, 2014, we have paid $25 thousand in milestone payments. As of December 31, 2014 no further rights or obligations exist under the terminated agreement.

Other Collaborations

Dana-Farber Cancer Institute and Harvard Medical School

In March 2014, we announced a joint research collaboration with Dana-Farber Cancer Institute and Harvard Medical School to characterize anti-tumor T cell responses in melanoma patients. This collaboration is ongoing and extends the use of our proprietary ATLAS platform for the potential rapid discovery of T cell antigens to cancer immunotherapy approaches.

Children’s Medical Center Corporation

In September 2008, we entered into a collaborative research agreement with Children’s Medical Center Corporation, or Childrens, that was funded by PATH Vaccine Solutions, or PATH. The collaborative research project led to the identification of certain highly conserved pneumococcal antigens that are able to protect against colonization. The intellectual property covering these antigens is co-owned by us and Childrens and covers pneumococcal vaccine compositions and methods for inhibiting or treating pneumococcus infections. In February 2010, we entered into an exclusive license agreement with Childrens, which was amended and restated in March 2012. This agreement grants us an exclusive, worldwide, sublicensable license under Childrens’ rights to the jointly-owned intellectual property to make, have made, use, sell, offer for sale, import and export licensed products and to practice licensed processes for the prevention and treatment of Streptococcus pneumoniae. Childrens retains the right to practice and use, and to allow academic non-profit research organizations to practice and use, the licensed intellectual property for research, educational, clinical and charitable purposes. Under the terms of the agreement, our license from Childrens is subject to PATH’s separate non-exclusive, royalty-free license from Childrens to develop pneumococcal T cell-based protein vaccines worldwide and to market and sell such vaccines in developing countries.

For products covered by the licensed patent rights, we are obligated to pay Childrens milestone payments up to $390 thousand in the aggregate upon the achievement of certain development and commercial milestones. As of December 31, 2014, we have paid $140 thousand in aggregate milestone payments. Upon commercialization of our products, we are obligated to pay Childrens royalties in the low single digits on the net sales of licensed products sold by us, our affiliates and our sublicensees. The royalties payable to Childrens are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. Royalties are payable for the term of the license agreement, which is 15 years from the effective date of the amended and restated agreement or until expiration of the last-to-expire patent under the licensed patent rights, whichever period is longer. If we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Childrens a percentage of such income varying from the mid-single digits to low double digits depending on the clinical stage of development of the product, provided that such percentage may increase to match our financial obligations to third parties.

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

Isconova AB

In August 2009, we entered into an exclusive license and collaboration agreement with Isconova AB, a Swedish company which has subsequently been acquired by Novavax, Inc. The agreement grants us a worldwide, sublicensable, exclusive license to two patent families, to import, make, have made, use, sell, offer for sale and otherwise exploit licensed vaccine products containing an adjuvant which incorporates or is developed from Matrix-A, Matrix-C and/or Matrix-M technology, in the fields of HSV and chlamydia, and the time-limited exclusive fields of Neisseria gonorrhoeae, cytomegalovirus, or CMV, and Mycobacterium tuberculosis. After a specified period of time, the license grant to us in the time-limited exclusive fields will convert to a non-exclusive license with respect to all licensed intellectual property rights that were not jointly invented by us and Novavax under the collaboration. Under the terms of this agreement, Novavax also grants us a worldwide, sublicensable, non-exclusive license under such licensed intellectual property rights to import, make, have made, use, sell, offer for sale and otherwise exploit licensed products in the field of Streptococcus pneumoniae. Our rights in the field of Streptococcus pneumoniae are exclusive with respect to all intellectual property rights jointly invented by us and Novavax under the collaboration. The agreement further grants us certain limited rights to use Novavax trademarks.

For licensed products in each unique disease field under the agreement, we are obligated to pay Novavax milestone payments up to approximately $3 million in the aggregate upon the achievement of certain development and commercial milestones. As of December 31, 2014, we have paid $275 thousand in aggregate milestone payments. Upon commercialization of our products, we are obligated to pay Novavax royalties on the net sales of licensed products sold by us, our affiliates and our sublicensees. The royalties payable to Novavax are in the low single digits and vary on a country-by-country and licensed product-by-licensed product basis based on the amount of net sales and the nature and timing of the licensed product’s development. The royalties payable to Novavax are subject to reduction if the licensed product is not covered by one or more valid claims of the licensed patent rights, or if we are required to make any third-party payments. Royalties are payable for 10 years from first commercial sale in any particular country or until the date on which offer for sale of a licensed product is no longer covered by a valid claim of the licensed patent rights in such country, whichever period is longer. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicenses, we must pay Novavax a percentage of such revenue, up to the low double digits.

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

Fujifilm

In February 2014, we entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc., or Fujifilm. The supply agreement provides the terms and conditions under which Fujifilm will manufacture and supply certain recombinant protein antigens to us for our Phase 2 clinical study for our lead product, GEN-003. Under this agreement, we are obligated to pay Fujifilm milestone payments up to the mid-seven figures upon the achievement of certain manufacturing milestones. As of December 31, 2014, we have paid approximately $2.0 million in aggregate milestone payments. Additionally, raw materials, resins and consumables purchased for the vaccine production are invoiced separately as such costs are incurred by Fujifilm. We pay Fujifilm’s actual costs plus a percentage fee in the mid-single digits for these raw materials, resins and consumables. We also pay a reservation fee, which equals a percentage of production fees in the low-double digits, to reserve manufacturing slots in the production timeframe as agreed upon under the agreement. We are required to use commercially reasonable efforts to timely provide Fujifilm with the technology, materials and resources needed to produce and supply the recombinant protein antigen.

Our agreement with Fujifilm will expire on February 25, 2024. Subject to termination fees under applicable circumstances, we may terminate the agreement at any time by giving Fujifilm advance written notice. The agreement may also be terminated by either party due to a material uncured breach by the other party.

Baxter

In October 2014, we entered a product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC, or Baxter. The product development and clinical supply agreement provides the terms and conditions under which Baxter will formulate, fill, inspect, package, label and test our lead product, GEN-003 for clinical supply. Under this agreement, we are obligated to pay Baxter amounts up to the low six digits for each batch of GEN-003 manufactured. Additionally, certain set-up fees and equipment purchased for the purposes of batch production will be invoiced separately by Baxter. We will pay set-up fees and equipment costs in the low six digits upon commencement of batch production. We also pay a monthly service fee in the low five digits for project management services for the duration of the arrangement. As of December 31, 2014, we have not made any payments under this agreement.

Our agreement with Baxter will expire on October 23, 2021. Subject to termination fees under applicable circumstances, we may terminate the agreement at any time by giving Baxter advance written notice. The agreement may also be terminated by either party due to a material uncured breach by the other party.

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

United States Government Regulation

Biological products such as vaccines are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Clinical testing of biological products is subject to FDA review before initiation. In addition, FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory review and approval and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

•                  submission to the FDA of an application for an Investigational New Drug, or IND, which must become effective before human clinical trials may begin;

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

•                  satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with Good Manufacturing Practices, or GMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain AEs should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the National Institutes of Health, or NIH, and the investigators for serious and unexpected AEs, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

The United States and state governments continue to propose and pass legislation designed to reduce the cost of health care. In March 2010, the United States Congress enacted the Affordable Care Act which has the potential to change health care financing by both governmental and private payors. In the future, there may continue to be additional proposals relating to the reform of the United States health care system, some of which could further limit the prices we are able to charge, or the amounts of reimbursement available for our vaccine candidates once they are approved.

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

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for non-clinical studies and clinical trials, as well as for commercial manufacture if our product candidates receive marketing approval. To date, we have obtained materials for GEN-003 and GEN-004 from third-party manufacturers who are sole source suppliers to us. For both product candidates, we intend to identify and qualify contract manufacturers to provide the protein process development, protein production and adjuvant production and fill-and-finish services prior to submission of an NDA to the FDA.

Employees

As of December 31, 2014, we had 57 full-time employees. Of these 57 employees, 44 employees are engaged in research and development and 13 employees are engaged in finance, human resources, facilities and business and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $35.3 million, $20.8 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had accumulated a deficit of $115.4 million. To date, we have not commercialized any products or generated any revenues from the sale of products and have financed our operations primarily through private placements of our preferred stock, debt financing and our initial public offering completed in February 2014, and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and non-clinical technology development and development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We have not completed pivotal clinical studies for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•                  continue our Phase 2 clinical trial of GEN-003, our most advanced product candidate that we are developing for the treatment of HSV-2 infections, and commence a planned Phase 2b clinical trial in mid-2015 to optimize the dosing regimen;

•                  continue our Phase 2a clinical trial of GEN-004, our second most advanced product candidate that we are developing to prevent infections caused by all strains of pneumococcus, and continue to advance GEN-004 in development;

•                  initiate additional non-clinical, clinical or other studies for our other product candidates;

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing non-clinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

As of December 31, 2014, our cash, cash equivalents and marketable securities were $47.1 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-003, GEN-004 and our non-clinical product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•                  the progress, results and costs of our current Phase 2 dose optimization clinical trial and our planned Phase 2 dose regimen clinical trial of GEN-003;

•                  the scope, progress, results and costs of non-clinical development, laboratory testing and clinical trials for our other product candidates, including our current Phase 2a clinical trial of GEN-004;

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

•                  the cost of our general and administrative functions;

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

Based on our current operating plan, we believe that the net proceeds we received from our initial public offering completed in February 2014 together with our existing cash, cash equivalents and marketable securities and available future borrowings under our credit facility, will be sufficient to fund our projected operating expenses and capital expenditure requirements into the first quarter of 2016, by which time we anticipate that we will have top-line data from our ongoing GEN-003 Phase 2 dose optimization trial and top-line data from our ongoing GEN-004 Phase 2a human challenge study. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us when needed, we would be required to delay, limit, reduce or terminate non-clinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with strategic partnerships with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-003, GEN-004 or our non-clinical product candidates, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Product Candidates

Because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

Our early encouraging non-clinical and clinical results for GEN-003 and our non-clinical results for GEN-004 are not necessarily predictive of the final results of our ongoing or future clinical trials. Success in non-clinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a vaccine candidate may not be replicated in later and larger clinical trials. If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy.

If we do not obtain regulatory approval for our current and future product candidates, our business will be adversely affected.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, manufacturing, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical trials are expensive, time-consuming and uncertain as to outcome. We may gain regulatory approval for GEN-003, GEN-004 or our other non-clinical product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved vaccine, or we may never obtain regulatory approval for these product candidates for any indication in any jurisdiction.

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

We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

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

•                  the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment; and

•                  the acceptability of data obtained from studies conducted outside the United States to the FDA in support of a Biologics License Application, or BLA.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Our product candidates, including GEN-003 and GEN-004, are based on T cell activation, which is a novel approach for vaccine, immunotherapies and medical treatments. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to vaccines may prevent further development or approval of our product candidates. Because of the novelty of this approach, there may be unknown safety risks associated with the vaccines and immunotherapies that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe adverse events caused by the vaccines and immunotherapies. If approved, the novel mechanism of action of the vaccines may adversely affect physician and patient perception and uptake of our products.

We have concentrated our research and development efforts on T cell vaccine and immunotherapy technology, and our future success is highly dependent on the successful development of T cell vaccines and immunotherapies in general, and our product candidates in particular. There can be no assurance that any development problems we or others researching T cell vaccines and immunotherapies may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.

Public perception of vaccine safety issues, including adoption of novel vaccine mechanisms of action, may adversely influence willingness of subjects to participate in clinical trials, or if approved, of physicians to prescribe and of patients to receive novel vaccines. For example, GEN-004 is being developed for prevention of Pneumococcal infections, and parental aversion to new vaccines or vaccines in general may adversely influence later stage clinical trials of this product candidate or, if approved, its commercial success.

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

Even if we receive regulatory approval for our product candidates, such vaccines and immunotherapies will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the vaccine or immunotherapy potentially over many years. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMP, and GCP, for any clinical trials that we conduct post-approval.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct non-clinical studies and clinical trials for our product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

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

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, non-clinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.

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

We do not have any manufacturing facilities or personnel. We do not expect to independently conduct all aspects of our product manufacturing. We currently rely, and expect to rely, on third parties with respect to manufacturing, including under our agreements with Fujifilm and Baxter. For example, we rely on third party suppliers and manufacturers to manufacture and supply vaccines for our initial GEN-003 and GEN-004 clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

In addition, patents have a limited lifespan. In most countries, including the United States, the natural expiration of a patent is 20 years from the date it is filed. Various extensions of patent term may be available in particular countries, however in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the United States, which permits a patent term extension of up to five years to cover an FDA-approved product. However, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and non-clinical data, and then may be able to launch their product earlier than might otherwise be the case.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims for example to materials, formulations, methods of manufacture, methods of analysis, and/or methods for treatment related to the use or manufacture of our products or product candidates. In some cases, we may have failed to identify relevant such third-party patents or patent applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our platform technology or our products or product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or product candidates and/or the use, analysis, and/or manufacture of our product candidates.

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

We are a party to a number of license and collaboration agreements that are important to our business, and we may enter into additional license or collaboration agreements in the future. Our discovery platform is built, in part, around patents exclusively in-licensed from academic or research institutions. Certain of our in-licensed intellectual property also covers, or may cover, GEN-003 and other product candidates. See “Business — In-License Agreements” and “Business — Other Collaborations” for a description of our outstanding license and collaboration agreements with The Regents of the University of California, President and Fellows of Harvard College, Children’s Medical Center Corporation, and Isconova AB (now Novavax), and the Dana-Farber Cancer Institute and Harvard Medical School.

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

In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on coverage, prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available vaccines in order to obtain or maintain coverage, reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. There can be no assurance that our vaccine candidates will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

Oral antivirals, such as valacyclovir and famciclovir, are products currently approved to treat patients with genital herpes. GEN-003, our lead product candidate, will compete with these products, if approved. In addition, one or more products not currently approved for the treatment of genital herpes, including pritelivir (AiCuris) and HerpV (Agenus) and other vaccines in development by Admedus, Ltd and Vical Incorporated may in the future be granted marketing approval for the treatment of genital herpes or other conditions for which GEN-003 might be approved.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, including recruiting patients, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. Large and established companies such as Merck & Co., Inc., GlaxoSmithKline plc, Novartis, Inc., Sanofi Pasteur, SA, Pfizer Inc. and MedImmune, LLC (a subsidiary of AstraZeneca PLC), among others, compete in the vaccine market. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

Our products may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. We are currently conducting a Phase 2 clinical trial for GEN-003 and a Phase 2a clinical trial for GEN-004. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. The most common adverse events to date in the clinical trial evaluating the safety and tolerability of GEN-003 have been fatigue, myalgia (muscle pain), pain tenderness and induration (inflammatory hardening of the skin). Our understanding of the relationship between GEN-003 and these events, as well as our understanding of adverse events in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed.

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

In November 2014 we entered into a secured credit facility consisting of a working capital term loan facility with Hercules Technology Growth Capital, Inc. providing for term loans of up to an aggregate of $27.0 million. On November 20, 2014, we drew down an initial $12.0 million under our secured credit facility and paid off our then-existing secured credit facility. All obligations under our secured credit facility are secured by substantially all of our existing property and assets, excluding our intellectual property and licensed-in technology. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

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

We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer, Seth Hetherington, M.D., our Chief Medical Officer, Jonathan Poole, our Chief Financial Officer, Eric Hoffman, our Chief Business Officer, Jessica Flechtner, Ph.D., our Senior Vice President of Research, and Paul Giannasca, Ph.D., our Vice President, Biopharmaceutical Development and Production. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management and we maintain a keyman insurance policy on Mr. Clark for $2.0 million.

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

We use hazardous chemicals and radioactive and biological materials in certain aspects of our business and are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, distribution, storage, handling, treatment and disposal of these materials. We cannot eliminate the risk of accidental injury or contamination from the use, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials. In the event of contamination or injury, or failure to comply with environmental, occupational health and safety and export control laws and regulations, we could be held liable for any resulting damages and any such liability could exceed our assets and resources. We are uninsured for third-party contamination injury.

We may not be able to win government, academic institution or non-profit contracts or grants.

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. Such grants have been our only source of revenue to date. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our technologies and product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible to receive certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

Risks Related to Our Common Stock

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•            being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•            not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•            not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board providing for supplemental auditor’s reports for additional information about the audit and the financial statements;

•            reduced disclosure obligations regarding executive compensation; and

•            exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens in this prospectus. For example, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $75.0 million as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict what the market price of our common stock will be and, as a result, it may be difficult for you to sell your shares of our common stock.

An inactive market may impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may fall.

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

•                  results of clinical trials of our product candidates;

•                  the timing of the release of results of our clinical trials;

•                  results of clinical trials of our competitors’ products;

•                  regulatory actions or legal developments with respect to our products or our competitors’ products;

•                  developments or disputes concerning patent applications, issued patents or other proprietary rights;

•                  the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•                  actual or anticipated fluctuations in our financial condition and operating results;

•                  publication of research reports by securities analysts about us or our competitors or our industry;

•                  our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•                  additions and departures of key personnel;

•                  strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•                  the passage of legislation or other regulatory developments affecting us or our industry;

•                  fluctuations in the valuation of companies perceived by investors to be comparable to us;

•                  sales of our common stock by us, our insiders or our other stockholders;

•                  speculation in the press or investment community;

•                  announcement or expectation of additional financing efforts;

•                  changes in accounting principles;

•                  terrorist acts, acts of war or periods of widespread civil unrest;

•                  natural disasters and other calamities;

•                  changes in market conditions for biopharmaceutical stocks; and

•                  changes in general market and economic conditions.

In addition, the stock market has recently experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of February 15, 2015, our executive officers and directors, combined with our stockholders who owned more than 5% of our outstanding common stock, beneficially own shares representing approximately 64.2% of our capital stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

As reported in our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014, during the quarter ended March 31, 2014, management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5) related to the accounting for a non-cash stock compensation expense for a milestone-based stock option award. We have remediated this material weakness, by implementing corrective measures as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

We cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We incur significant costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff are required to perform additional tasks. For example, in anticipation of becoming a public company, we adopted additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We invest resources to comply with evolving laws, regulations and standards, and this investment could result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In connection with our initial public offering, we increased our directors’ and officers’ insurance coverage, which increased our insurance cost. In the future, it will be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, in order to comply with the requirements of being a public company, we have and may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934 as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Global Market.

Since becoming a public company, we are required to comply with certain of the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment must include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statement.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Provisions in our charter documents and under Delaware law have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

•           expressly authorize our board of directors to modify, alter or repeal our by-laws; and

•           require supermajority votes of the holders of our common stock to amend specified provisions of our by-laws.

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

Any provision of our amended and restated certificate of incorporation, our amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Our amended and restated certificate of incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated by-laws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Market under the symbol “GNCA” since February 5, 2014. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Market.

Year ended December 31, 2014	High	Low
First quarter (1)	$23.99	$10.90
Second quarter	$23.99	$16.76
Third quarter	$20.00	$8.90
Fourth quarter	$9.44	$7.00

(1)         Represents the period from February 5, 2014, the date on which our common stock first began to trade on the NASDAQ Global Market after the pricing of our initial public offering, through March 31, 2014, the end of our first fiscal quarter.

Holders

As of February 20, 2015, there were approximately 74 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2014.

	Column A	Column B	Column C (2)
Plan Category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	2,290,333	$7.26	268,169
Equity compensation plans not approved by security holders	—	—	—
Total	2,290,333	$7.26	268,169

(1)                           Includes information regarding our 2007 Equity Incentive Plan and our 2014 Equity Incentive Plan.

(2)                           Includes 83,015 shares of our Common Stock available for issuance under our 2014 Equity Incentive Plan and 185,154 shares of our Common Stock available for issuance under our 2014 Employee Stock Purchase Plan.

Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from February 5, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2014. The comparison assumes $100 was invested after the market closed on February 5, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

*                                         $100 invested on 2/5/2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2014.

Cumulative Total Return Comparison

	2/5/14	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14	12/14
Genocea Biosciences, Inc.	100.00	133.36	165.36	176.36	172.36	170.45	158.27	116.45	82.27	79.82	82.45	63.64
NASDAQ Composite	100.00	107.39	104.67	102.57	105.76	109.89	108.93	114.18	112.01	115.44	119.45	118.06
NASDAQ Biotechnology	100.00	111.61	99.66	96.98	101.06	108.44	105.90	116.77	115.41	125.25	128.35	128.26

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by us during 2014 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for the securities and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

Issuances of securities

Hercules issuances

On November 20, 2014, contemporaneously with our entering into our loan agreement for a term loan facility with Hercules Technology Growth Capital, Inc., we issued 223,463 shares of our common stock to Hercules for an aggregate purchase price of approximately $2.0 million on the closing date, November 20, 2014, at a price per share of $8.95.

The shares were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act. Accordingly, the shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

On November 20, 2014, in connection with our loan agreement for a term loan facility with Hercules Technology Growth Capital, Inc., we issued to Hercules a warrant to purchase shares of our common stock. The warrant is exercisable for 73,725 shares of our common stock (equal to $607,500 divided by the exercise price of $8.24). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Warrant is exercisable at any time until November 20, 2019, and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

The issuance of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Series C preferred stock issuances

On June 24, 2013, we issued 26,293,103 shares of Series C preferred stock at a price per share of $0.58 for total consideration of $15,250,000 to 21 investors.

Issuances of preferred stock were exempt pursuant to an exemption provided by Section 4(a)(2) of the Securities Act.

Effective upon the closing our initial public offering on February 10, 2014, each share of our Series C preferred stock converted into or common stock on a 1-to-0.08 basis in connection with the 1-for-11.9 reverse stock split of our common stock effected on January 21, 2014.

Ares issuances

On September 30, 2013, in connection with the working capital term loan facility with Ares Capital Corporation, we issued a warrant to purchase 689,655 shares of our Series C preferred stock at an exercise price of $0.58 per share to Ares Capital Corporation.

Sale of the warrant was exempt pursuant to Rule 506 and Section 4(a)(2) of the Securities Act.

No underwriters were involved in the foregoing sales of securities. The securities were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, including in some cases, Regulation D promulgated thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers of shares of common stock or preferred stock, as described above, represented to us in connection with their purchase that they were accredited investors and were acquiring the shares for their own account for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

Stock option and other equity awards

In 2014, we granted options to purchase a total of 1,064,640 shares of our common stock to employees and non-employees, at a weighted average price of $12.79 per share. During the same period, we issued 282,450 shares of common stock upon the exercise of options to purchase such shares of common stock at a weighted average price of $2.42 per share. In addition, we issued 15,662 shares of common stock upon the exercise of options to purchase such shares of common stock pursuant to our 2014 Employee Stock Purchase Plan at a weighted average price of $5.95 per share.

In connection with our IPO, we registered shares available for issuance under our 2007 Equity Incentive Plan, our 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan on Form S-8. Prior to our IPO, option grants and the issuances of common stock upon exercise of such options were exempt pursuant to Rule 701 and Section 4(a)(2) of the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

As of December 31, 2014 we have used approximately $56.2 million of the net proceeds primarily to fund working capital, capital expenditures, purchases of marketable securities and other general corporate purposes. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10 percent or more of our common stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offering in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act.

Item 6.                                                         Selected Financial Data

The selected statements of operations data for each of the three years in the period ended December 31, 2014 and the balance sheet data at December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected balance sheet data at December 31, 2012 has been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

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

	Years Ended December 31,
	2014	2013	2012

Grant revenue	$308	$731	$1,977

Operating expenses:
Research and development	23,727	15,695	11,240
General and administrative	9,747	4,961	3,690
Total operating expenses	33,474	20,656	14,930
Loss from operations	(33,166)	(19,925)	(12,953)
Other expense:
Change in fair value of warrants	(725)	(222)	93
Loss on debt extinguishment	(435)	(200)	—
Interest expense, net	(970)	(459)	(507)
Other expense	(2,130)	(881)	(414)
Net loss	$(35,296)	$(20,806)	$(13,367)
Comprehensive loss	$(35,303)	$(20,806)	$(13,367)
Reconciliation of net loss to net loss applicable to common stockholders

Net loss	$(35,296)	$(20,806)	$(13,367)
Accretion of redeemable convertible preferred stock to redemption value	(180)	(1,605)	(1,781)
Net loss attributable to common stockholders	$(35,476)	$(22,411)	$(15,148)
Net loss per share attributable to common stockholders - basic and diluted (1)	$(2.27)	$(75.46)	$(51.35)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	15,618	297	295

	As of December 31,
(in thousands)	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$47,079	$12,208	$11,516
Working Capital	42,202	8,382	7,932
Total assets	50,431	15,761	13,531
Preferred stock warrant liability	—	656	246
Preferred stock	—	81,562	64,707
Common Stock and additional paid-in capital	147,941	—	—
Total stockholders’ equity (deficit)	32,507	(80,131)	(58,402)

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

Overview

We are a biopharmaceutical company that discovers and develops novel vaccines and immunotherapies to address diseases with significant unmet clinical needs. We use our proprietary discovery platform, ATLAS, to rapidly design vaccines and immunotherapies that act, in part, through T cell (or cellular) immune responses, in contrast to approved vaccines and immunotherapies, which are designed to act primarily through B cell (or antibody) immune responses. We believe that by harnessing T cells we can develop first-in-class vaccines and immunotherapies to address infectious diseases where T cells are central to the control of the disease.

We have two products in Phase 2 clinical development; GEN-003, an immunotherapy for the treatment of genital herpes and GEN-004, a universal vaccine for the prevention of pneumococcal infections. We also have products in pre-clinical development for diseases including genital herpes, chlamydia and malaria.

GEN-003 — Phase 2 immunotherapy for Genital Herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. Data from our double-blind, placebo-controlled, dose-escalating Phase 1/2a trial for GEN-003 represented the first reported instance of a therapeutic vaccine working against an infectious disease. We also believe it represents the first time anti-viral efficacy has been observed for an immunotherapy designed primarily to elicit T cell responses to address an infectious pathogen for which T cell immunity is considered central to the control of the disease.

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this dose group, the viral shedding rate fell by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. At 12 months, the viral shedding rate returned to baseline for this dose group. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial. We believe the six-month duration of reduced viral shedding and genital lesion rates may be clinically meaningful. If GEN-003 successfully completes clinical development and is approved, we believe it would represent a first-in-class vaccine for patients with genital herpes.

Having identified a dose that, according to company-sponsored market research, delivers clinically meaningful efficacy in magnitude and durability, we are now conducting a 310-subject Phase 2 dose optimization trial. The objective of this trial is to confirm the results of the best performing dose in the Phase 1/2a trial and to test six other combinations of proteins and adjuvant to determine the optimal dose for future trials and potentially improve on the current profile of GEN-003. This trial is fully enrolled and we expect to announce top-line data from this trial late in the second quarter of 2015. If GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

GEN-004 — Phase 2 universal vaccine for the prevention of pneumococcal infections

We are also developing a second T cell-stimulating vaccine candidate, GEN-004, a potential universal Streptococcus pneumoniae, or pneumococcus, vaccine to protect against the leading cause of infectious disease mortality worldwide. GEN-004 is designed to stimulate T helper 17 (TH17) cells, a rare cell type that provides immunity at epithelial and mucosal surfaces, in the nasopharynx to prevent colonization by pneumococcus.

In June 2014, we announced top-line data from a Phase 1 clinical trial for GEN-004. This trial met its safety, tolerability and immunogenicity goals including measurable increases in the blood of TH17 cells. We initiated a Phase 2a trial in September 2014 to demonstrate that GEN-004 can reduce the frequency, magnitude or duration of colonization of pneumococcus in the nasopharynx in healthy adults. We expect to announce top-line data from this trial in the fourth quarter of 2015.

Products in research and non-clinical development

We have ongoing non-clinical development programs in chlamydia and HSV-2 prophylaxis and a research program funded by the Bill and Melinda Gates Foundation in malaria. Additionally, we have an ongoing immuno-oncology collaboration with Dana Farber Cancer Institute and Harvard Medical School.

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of December 31, 2014, we had received an aggregate of $172 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2014, our cash and cash equivalents and marketable securities were $47.1 million.

Since inception, we have incurred significant operating losses. Our net losses were $35.3 million, $20.8 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012 respectively, and our accumulated deficit was $115.4 million as of December 31, 2014. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In February 2014, we completed an initial public offering, or IPO, of 5.5 million shares of our Common Stock at a price of $12.00 per share for an aggregate offering price of $66.0 million. We received net proceeds from the offering of approximately $61.4 million, after deducting approximately $4.6 million in underwriting discounts and commission, excluding offering costs payable by us. In November 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., (“Hercules”), which provided up to $27.0 million in debt financing in three separate tranches. As of December 31, 2014 we have drawn down $12.0 million under this agreement.

We believe that our cash, cash equivalents, marketable securities and available future borrowings under our credit facility at December 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2016, by which time we expect to have top-line data from our ongoing Phase 2 dose optimization clinical trial and commenced our Phase 2 dose regimen clinical trial for GEN-003 for genital herpes and have top-line data from our current Phase 2a clinical trial for GEN-004 for pneumococcus. However, costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, and cash equivalents and marketable securities and any proceeds received from other sources will be sufficient to fund these studies or our operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-003, GEN-004 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Revenue

Grant revenue consists of revenue earned to conduct vaccine development research. We have received grants from private not-for-profit organizations and federal agencies. These grants have related to the discovery and development of several of our product candidates, including product candidates for the prevention of pneumococcus, chlamydia, and malaria. Revenue under these grants is recognized as research services are performed. Funds received in advance of research services being performed are recorded as deferred revenue. We plan to continue to pursue grant funding, but there can be no assurance we will be successful in obtaining such grants in the future.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012

HSV-2 (GEN-003)(1)	$15,147	$7,730	$5,605
Pneumococcus (GEN-004)(1)	4,778	5,848	4,247
Other research and development (2)	3,802	2,117	1,388
Total research and development	$23,727	$15,695	$11,240

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

Other (Expense) Income

Other (expense) income consists of fair value adjustments on warrants to purchase preferred stock. Upon completion of our IPO on February 10, 2014, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, the Company no longer recorded fair value adjustments for its warrants. Other (expense) income also consists of loss on debt extinguishment.

Accretion of Preferred Stock

Certain classes of our preferred stock were redeemable beginning in 2017 at the original issuance price plus any declared or accrued but unpaid dividends upon written election of the preferred stockholders in accordance with the terms of our articles of incorporation. Accretion of preferred stock reflects the accretion of issuance costs and, for Series B preferred stock, cumulative dividends based on their respective redemption values. On February 10, 2014, we completed our IPO and all shares of preferred stock were converted into 11,466,479 shares of our Common Stock. No accretion of preferred stock is recorded after this date as no shares of preferred stock are outstanding.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include, but are not limited to, estimates related to clinical trial accruals, prepaid and accrued research and development expenses, stock-based compensation expense, common stock warrants, warrants to purchase redeemable securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our prepaid and accrued research and development expenses and other current liabilities. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our prepaid and accrued research and development expenses and other current liabilities as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Examples of estimated prepaid and accrued research and development expenses and other current liabilities include fees paid to CROs in connection with clinical trials, CMOs with respect to pre-clinical and clinical materials and intermediaries and vendors in connection with preclinical development activities.

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

Stock-Based Compensation

We have applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC, Topic 718, Compensation — Stock Compensation, or ASC 718, to account for stock-based compensation for employees and ASC 718 and FASB ASC Topic 505, Equity, or ASC 505, for non-employees. We recognize compensation costs related to stock options granted to employees based on the estimated fair value of the awards on the date of grant. Stock compensation related to non-employee awards is re-measured at each reporting period until the awards are vested. Described below is the methodology we have utilized in measuring stock-based compensation expense.

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the fair value of our common stock on the measurement date, the expected term of our stock options, the risk free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because of our limited operating history as a publicly traded entity, we utilize data from a representative group of publicly traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with characteristics similar to us. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

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

Stock-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2014	2013	2012

Research and development	$1,511	$322	$102
General and administrative	1,394	350	205
Total	$2,905	$672	$307

We estimated the fair value of stock options of each employee stock award at the grant date using assumptions regarding the fair value of the underlying common stock on each grant date and the following additional assumptions:

	Years ended December 31,
	2014	2013	2012

Expected Volatility	86.2%-103.6%	97.1%	99.2%
Risk-free interest rate	1.75%-2.00%	0.59%-1.83%	0.99%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0%	0%	0%

At December 31, 2014, we had approximately $7.9 million of total unrecognized compensation expense, net of related forfeiture estimates, which we expect to recognize over a weighted-average remaining vesting period of approximately three years. Our stock-based compensation expense for stock options has grown in 2014 due to increases in the value of our common stock and an increase in the number of stock options granted due to increases in our overall headcount.

We utilized significant estimates and assumptions in determining the fair value of our common stock for periods prior to the closing of our IPO. We granted stock options at exercise prices not less than the fair market value of our common stock as determined by the board of directors, with input from management. The board of directors determined the estimated fair value of our common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of redeemable convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company.

For periods prior to the closing of our IPO, our board of directors determined the fair value of our common stock considering, in part, the work of an independent third-party valuation specialist. The board determined the estimated per share fair value of our common stock at various dates considering valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. We engaged an independent third-party valuation specialist to perform contemporaneous valuations as of December 31, 2011, December 31, 2012, December 31, 2013, July 25, 2013, August 12, 2013 and October 21, 2013 and a retrospective valuation as of March 6, 2013. In conducting the valuations, the independent third-party valuation specialist considered all objective and subjective factors that it believed to be relevant for each valuation conducted in accordance with the Practice Aid, including our best estimate of our business condition, prospects and operating performance at each valuation date. Significant changes to the key assumptions used in the valuations could have resulted in different fair values of common stock at each valuation date.

Following the closing of our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock on the NASDAQ Global Market.

Results of Operations

Comparison of the Years Ended December 31, 2014 and December 31, 2013

	Years Ended
	December 31,		Increase
(in thousands)	2014	2013	(Decrease)

Grant revenue	$308	$731	$(423)

Operating expenses:
Research and development	23,727	15,695	8,032
General and administrative	9,747	4,961	4,786
Total operating expenses	33,474	20,656	12,818
Loss from operations	(33,166)	(19,925)	(13,241)
Other expense:
Other expense, net	(1,160)	(422)	(738)
Interest expense, net	(970)	(459)	(511)
Other expense	(2,130)	(881)	(1,249)
Net loss	$(35,296)	$(20,806)	$(14,490)

Grant Revenue

Grant revenue decreased $0.4 million to $0.3 million for the year ended December 31, 2014 from $0.7 million for the year ended December 31, 2013. The decrease was due to the completion of a grant to fund research for our pneumococcus program during 2013. In September 2014, we received $1.2 million from a grant entered into with the Bill & Melinda Gates Foundation. We recognized $0.3 million in revenue under the agreement in the fourth quarter of 2014.

Research and Development Expenses

Research and development expense increased $8.0 million to $23.7 million for the year ended December 31, 2014 from $15.7 million for the year ended December 31, 2013.  The increase was attributable to: an increase of $2.4 million in R&D personnel costs, including $1.2 million in stock-based compensation; an increase of $0.4 million in licensing milestones related to the start of GEN-003 and GEN-004 Phase 2 clinical studies; an increase of $2.8 million in GEN-003 external costs, reflecting increased manufacturing costs and clinical trial costs; and an increase of $2.4 million in GEN-004 external costs, reflecting manufacturing costs and clinical trial costs .

General and Administrative Expenses

General and administrative expense increased $4.7 million to $9.7 million for the year ended December 31, 2014 from $5.0 million for the year ended December 31, 2013. The increase was primarily due to additional personnel costs in 2014 of $2.0 million, including $1.0 million in increased stock-based compensation due to the vesting of certain performance-based common stock options; $1.1 million in increased audit, legal and consulting expenses; and $0.7 million in public company overhead costs.

Other Expense, Net

Other expense increased $0.8 million to $1.2 million for the year ended December 31, 2014 from $0.4 million for the year ended December 31, 2013. The increase was due to an increase in the fair value of warrants to purchase preferred stock as a result of an increase in the fair value of the underlying stock both before and on the date of the completion of our IPO on February 10, 2014. Additionally, an increase of $0.2 million related to the loss on debt extinguishment of a term note.

Interest Expense, Net

Interest expense, net increased $0.5 million to $1.0 million for the year ended December 31, 2014 from $0.5 million for the year ended December 31, 2013. The increase was due primarily to higher average principal balances related to our term loan in 2014 as compared to 2013.

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

Grant Revenue

Grant revenue decreased $1.2 million to $0.7 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012. The decrease was due to the completion of a grant to fund research for our pneumococcus program during 2012.

Research and Development Expenses

Research and development expenses increased $4.5 million to $15.7 million for the year ended December 31, 2013 from $11.2 million for the year ended December 31, 2012. The increase was attributable to: an increase of $2.9 million in GEN-004 external costs reflecting increased manufacturing costs, an increase of $0.3 million in GEN-003 costs, reflecting clinical trial costs, an increase of $0.4 million in GEN-004 costs, reflecting clinical trial costs, an increase of $0.8 million in R&D personnel costs and an increase of $0.1 million in consulting costs.

General and Administrative Expenses

General and administrative expenses increased $1.3 million to $5.0 million for the year ended December 31, 2013 from $3.7 million for the year ended December 31, 2012. This increase was primarily due to: additional overhead and personnel costs of $0.3 million, $0.8 million in increased audit, legal and tax expenses, and $0.2 million in other general and administrative costs.

Other (Expense) Income

Other (expense) income decreased $0.5 million to $0.4 million in (expense) for the year ended December 31, 2013 from $0.1 million in income for the year ended December 31, 2012. The decrease in other (expense) income was due to a $0.3 million increase in the fair value of our warrants to purchase preferred stock as a result of an increase in the fair value of the underlying preferred stock and a $0.2 million loss on debt extinguishment recorded during the third quarter of 2013 with no comparable activity in the prior year.

Interest Expense, Net

Interest expense, net decreased $48 thousand to $0.5 million for the year ended December 31, 2013 from $0.5 million for the year ended December 31, 2012. The decrease was primarily attributable to lower average principal balances for the year ended December 31, 2013 from the year ended December 31, 2012.

Liquidity and Capital Resources

Overview

Since our inception through December 31, 2014, we have received an aggregate of $172 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2014, our cash and cash equivalents and marketable securities were $47.1 million, comprising cash and cash equivalents of $20.1 million and marketable securities of $27.0 million. In February 2014, we completed an IPO of 5.5 million shares of our Common Stock at a price of $12.00 per share for an aggregate offering price of $66.0 million. We received net proceeds from the offering of approximately $61.4 million, after deducting approximately $4.6 million in underwriting discounts and commission, excluding offering costs payable by us.

Debt Financings

On November 20 2014, the Company entered into a new loan and security agreement, which provided up to $27.0 million in debt financing in three separate tranches (“2014 Term Loan”). The first tranche of $17.0 million is available through June 30, 2015. The second tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing GEN-003 Phase 2 dose optimization trial and either (i) the commencement of the Company’s next clinical trial for GEN-003 or (ii) the receipt of at least $40.0 million in net proceeds from an equity financing and/or a strategic corporate partnership. The third tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing Phase 2a human challenge study for GEN-004.

The 2014 Term Loan matures on July 1, 2018. If the eligibility requirements for the second tranche are met, the maturity date may be extended to December 31, 2018 at the Company’s sole election.

Each advance accrues interest at a floating rate per annum equal to the greater of (i) 7.25% or (ii) the sum of 7.25% plus the prime rate minus 5.0%. The 2014 Term Loan provides for interest-only payments until December 31, 2015, which may be extended for a six month period if the eligibility requirements for the second tranche are met. Thereafter, payments will be made monthly in 30 equal installments of principal and interest (subject to recalculation upon a change in prime rates).

Upon closing the 2014 Term Loan, the Company drew down $12.0 million under the first tranche of the loan and security agreement using approximately $9.8 million of the proceeds to repay all outstanding indebtedness under the 2013 Term Loan. In connection with the 2014 Term Loan, the Company issued a common stock warrant to Hercules on November 20, 2014. The warrant is exercisable for 73,725 shares of the Company’s Common Stock (equal to $607,500 divided by the exercise price of $8.24).

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We believe that our cash, cash equivalents, marketable securities and available future borrowings under our credit facility at December 31, 2014 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2016, by which time we expect to have top-line data from our ongoing Phase 2 dose optimization clinical trial and commenced our Phase 2 dose regimen clinical trial for GEN-003 for genital herpes and have top-line data from our current Phase 2a clinical trial for GEN-004 for pneumococcus. We expect that these funds will not be sufficient to enable us to seek marketing approval or commercialize any of our product candidates.

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

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2014 and 2013 (in thousands):

	Years ended December 31,
	2014	2013
Net cash used in operating activities	$(27,604)	$(19,873)
Net cash used in investing activities	(28,573)	(389)
Net cash provided by financing activities	64,027	20,954
Net increase in cash and cash equivalents	$7,850	$692

Operating Activities

Net cash used in operations increased $7.7 million to $27.6 million for the year ended December 31, 2014 from $19.9 million for the year ended December 31, 2013. The increase was due primarily to an increase in the net loss of approximately $14.5 million, partially offset by an increase of $0.2 million on loss on debt extinguishment, an increase in stock based compensation of $2.2 million, an increase in change in fair value of warrant liability of $0.5 million, an increase in non-cash interest expense of $0.2 million, an increase in depreciation expense of $0.2 million and an increase of $3.4 million in our working capital accounts.

Investing Activities

Net cash used in investing activities increased $28.2 million to $28.6 million for the year ended December 31, 2014 from $0.4 million for the year ended December 31, 2013. The increase was due largely to the purchase of marketable securities of $27.1 million and an increase in cash used to purchase property and equipment of $1.1 million.

Financing Activities

Net cash provided by financing activities increased $43.0 million to $64.0 million for the year ended December 31, 2014 from $21.0 million for the year ended December 31, 2013. The increase was due largely to the net proceeds from our IPO in 2014 of $60.0 million, net proceeds from the issuance of long-term debt of $11.8 million, net proceeds from the issuance of common stock of $2.0 million, an increase in proceeds from the exercise of stock options and warrants of $0.6 million, and an increase in proceeds from the issuance of common stock under the ESPP of $0.1 million, which was partially offset by the issuance of preferred stock of $15.3 million in 2013, the issuance of long-term debt of $10.0 million in 2013, and an increase in repayments of long-term debt of $6.2 million, which was due to the debt refinancing in November 2014.

The following table summarizes our sources and uses of cash for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012

Net cash used in operating activities	$(19,873)	$(12,681)
Net cash used in investing activities	(389)	(460)
Net cash provided by financing activities	20,954	18,915
Net increase in cash and cash equivalents	$692	$5,774

Operating Activities

Net cash used in operations increased $7.2 million to $19.9 million for the year ended December 31, 2013, from $12.7 million for the year ended December 31, 2012. The increase was due primarily to an increase in the net loss of approximately

$7.4 million and a decrease of $0.6 million in the change in our working capital accounts, partially offset by an increase in stock based compensation expense of $0.4 million, an increase in change in fair value of warrants of $0.3 million and an increase in loss on debt extinguishment of $0.2 million.

Investing Activities

Net cash used in investing activities decreased $0.1 million to $0.4 million for the year ended December 31, 2013 from $0.5 million for the year ended December 31, 2012. The decrease was due to a decrease in cash used for the purchase of property and equipment to facilitate our research and development activities and headcount.

Financing Activities

Net cash provided by financing activities increased $2.1 million to $21.0 million for the year ended December 31, 2013 from $18.9 million for the year ended December 31, 2012. The increase was due largely to an increase of $0.2 million in net proceeds from the issuance of preferred stock and an increase of $1.9 million in net proceeds from the issuance of long term debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At December 31, 2014, we had United States federal and state net operating loss carryforwards of approximately $105.0 million and $90.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. At December 31, 2014, we had federal and state research and development tax credit carryforwards of approximately $2.6 million and $1.7 million available, respectively, to reduce future tax liabilities which expire at various dates through 2034. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2014, we recorded a 100% valuation allowance against our net operating loss and research and development tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt(1)	$12,594	$—	$9,405	$3,189	$—
Operating leases(2)	2,158	976	1,182	—	—
Manufacturing agreements(3)	3,905	3,584	321	—	—
	$18,657	$4,560	$10,908	$3,189	$—

(1)                                 As of December 31, 2014, we had a total of $12.0 million in long-term debt due consisting of amounts due under the 2014 Term Loan. We are obligated to pay an end of term charge of 4.95% of the balance drawn when the principal balance is repaid. $0.6 million is included in this table for the end of term charge.

(2)                                 In July 2012, we leased office and laboratory space at 100 Acorn Park Drive, Cambridge, MA that expires in February 2017.

(3)                                 Consists of payments of approximately $4.0 million related to supply agreements to contract manufacturers for the production of clinical materials.

In February 2014, the Company entered into a supply agreement with Fujifilm for the manufacture and supply of certain antigens for its GEN-003 clinical program. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe. The Company has incurred expenses of $3.5 million under this agreement for the year ended December 31, 2014.

In October 2014, the Company entered a product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC, or Baxter. The product development and clinical supply agreement provides the terms and conditions under which Baxter will formulate, fill, inspect, package, label and test our lead product, GEN-003 for clinical supply. The Company is obligated to pay Baxter for each batch of GEN-003 manufactured. Additionally, certain set-up fees and equipment purchased for the purposes of batch production will be invoiced separately by Baxter. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has not incurred any expenses under this agreement as of December 31, 2014.

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

License Agreement with Harvard.  Under our license agreement with President and Fellows of Harvard College, or Harvard, in respect of Harvard patent rights covering certain chlamydia antigens, we agreed to pay Harvard royalties in the high single-digits on worldwide net sales by us or our sublicensees of vaccine products comprising such chlamydia antigens. In addition, we are required to pay Harvard specified milestone payments for development of the first such chlamydia vaccine. Under the same license agreement, in respect of patent rights covering aspects of our antigen discovery platform, we agreed to pay Harvard royalties in the low single-digits on worldwide net sales by us or our sublicensees, for a period of 10 years from first commercial sale, of vaccine products comprising antigens (other than chlamydia antigens above) identified through use of the antigen discovery platform covered by licensed Harvard patent rights. In addition, we are required to pay Harvard specified milestone payments for development of such vaccines. We estimate that it is reasonably likely that we will make milestone payments in the low six figures through 2015 under this agreement. If we sublicense Harvard patent rights, we will owe Harvard a percentage of sublicensing revenue, excluding payments we receive based on the level of sales or profits. We notified the President and Fellows of Harvard College of our partial termination of the license agreement with regard to the chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with the President and Fellows of Harvard College with regard to the chlamydia antigens will be terminated and we will no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen, and we continue to maintain exclusive rights to aspects of the ATLAS platform covered by this family.

License Agreement with Novavax.  Under our license agreement with Isconova AB, now Novavax, Inc., in respect of Novavax patent rights and trademarks covering adjuvant Matrix-M, we agreed to pay Novavax tranched royalties in the low single-digits on worldwide net sales by us or our sublicensees of vaccine products comprising our antigens and Matrix-M. In addition, we are required to pay Novavax specified milestone payments for development and commercialization of the first vaccine in each unique disease field. We estimate that it is reasonably likely that we will make milestone payments in the low six figures through 2015 under this agreement. If we sublicense Novavax patent rights, we will owe Novavax a percentage of the initial signing or upfront sublicensing fees we receive.

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

Item 7A.                Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2014 and 2013, we had cash, cash equivalents and marketable securities of $47.1 million and $12.2 million, respectively, consisting primarily of money market funds and U.S Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2014 and December 31, 2013, we had minimal liabilities denominated in foreign currencies.

Item 8.                   Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-31 of this Annual Report on Form 10-K.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level, having implemented the remediation measures relating to the material weakness identified in the first quarter of 2014 as described below.

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

This error was corrected prior to the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2014 as filed with the SEC on May 9, 2014, and has no impact on the financial results disclosed in prior periods. We do not believe the material weakness described above caused any meaningful or significant misreporting of our financial condition and results of operations for the year ended December 31, 2014.

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

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and

(3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Executive Officers, Significant Employees and Directors

Below is a list of the names, ages as of February 27, 2015 and positions, and a brief account of the business experience of the individuals who serve as our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
William Clark	46	President and Chief Executive Officer; Director (Class III)
Seth Hetherington, M.D.	62	Chief Medical Officer
Jonathan Poole	40	Chief Financial Officer
Eric Hoffman, Ph.D.	45	Chief Business Officer
Robert E. Farrell Jr., CPA	49	Vice President of Finance and Administration
Jessica Baker Flechtner, Ph.D.	43	Senior Vice President of Research
Paul Giannasca, Ph.D.	51	Vice President, Biopharmaceutical Development & Production
Kenneth Bate	64	Director (Class I)
Kevin Bitterman, Ph.D.	38	Director (Class I)
Katrine Bosley	46	Director (Class II)
Michael Higgins	52	Director (Class II)
Stephen J. Hoffman, M.D., Ph.D.	60	Director (Class II)
George Siber, M.D.	70	Director (Class III)

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

Jonathan Poole  has served as our Chief Financial Officer since joining our Company in April 2014. Prior to joining our Company, Mr. Poole served as Senior Vice President of Finance for Pipeline and Technical Operation at Shire plc (“Shire”) from June 2013 through March 2014, leading finance support for Shire’s global business development, research and development and technical operations activities. Mr. Poole previously served as divisional Chief Financial Officer of Shire HGT, Shire’s rare disease division, from May 2010 through June 2013 and held various positions of increasing responsibility in finance at Shire from 2006 through May 2010. He began his career in the United Kingdom in investment banking at UBS Warburg and ING Barings and also worked as an investment manager for Avanti Capital plc, a United Kingdom private equity investment firm. Mr. Poole has a MBA from London Business School and a BSc in biological sciences from Durham University in the United Kingdom.

Eric Hoffman, Ph.D  has served as our Chief Business Officer since joining our Company in December 2014. Prior to joining our Company, Mr. Hoffman served as Vice President of Corporate and Business Development where he also oversaw Program Management and Commercial Operations at Idenix Pharmaceuticals, Inc. from January 2012 until its acquisition by Merck & Co. in August 2014. Mr. Hoffman also held a role overseeing investor relations and corporate communications while at Idenix from January 2011 to December 2011. Prior to Idenix, Mr. Hoffman spent nearly five years, from 2006 to 2011, at Biogen Idec in investor relations and business development roles and spent nearly six years from 2001 to 2006 on Wall Street as an equity research analyst at J.P. Morgan, Schwab Soundview Capital Markets and Bear Stearns. Before starting on Wall Street in 2001, he was a post-doctoral research scientist in the Department of Immunobiology at Guy’s Hospital in London, studying T cell development from 1999 to 2000. He has authored several book chapters and peer-reviewed papers, including in Cell, Immunity, and Genes & Development. Mr. Hoffman has a Ph.D. in Immunobiology from Yale University and a B.S. in Biology from Trinity University.

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

Jessica Baker Fletchtner, Ph.D.  has held multiple scientific roles since joining our Company in March 2007 and has served as our Senior Vice President of Research since February 2014, Vice President of Research from January 2010 to February 2014 and Senior Director of Research from March 2007 to January 2010. Prior to joining our Company, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on 10 pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School and holds a Ph.D. in Cellular Immunology and B.S. in Animal Science from Cornell University. She is a member of the American Association of Immunologists and the American Society for Microbiology.

Paul Giannasca, Ph.D.  has served as our Vice President, Biopharmaceutical Development & Production since joining our Company in January 2010. Prior to joining our Company, Dr. Giannasca served as Vice President, Development at Acambis (now Sanofi Pasteur) from 2004 to 2010. He also served as Project Leader of the Clostridium difficile program and R&D Franchise Head for Nosocomials at Acambis/Sanofi Pasteur. Prior to Acambis, he was a senior scientist at OraVax from 1995 to 1999, where he contributed to the company’s research initiatives for several vaccines, focusing on evaluating vaccine adjuvants and elucidating mechanisms of vaccine-induced protection. Dr. Giannasca holds multiple patents covering active and passive immunization against Clostridium difficile disease and has published more than 25 papers in the areas of infectious diseases, vaccine-induced protection and vaccine development. Dr. Giannasca received his B.S. in Biology from Fairleigh Dickinson University and his Ph.D. in Molecular and Cellular Biology from the University of Massachusetts-Amherst. He completed his post-doctoral training at Harvard Medical School/Children’s Hospital Boston.

Kenneth Bate has served as a member of our board of directors since September 2014. Mr. Bate is currently chairman of the board of Cubist Pharmaceuticals, Inc., and is a director of BioMarin Pharmaceuticals, AVEO Pharmaceuticals and Catabasis Pharmaceuticals. Mr. Bate previously served as president and chief executive officer of Archemix Corp. and NitroMed Inc., chief financial officer of Millennium Pharmaceuticals Inc. and Biogen Inc., and co-founded JSB Partners LLC, a banking and advisory services firm for biopharmaceutical and life sciences companies. He holds a MBA from the Wharton School of the University of Pennsylvania and a BA from Williams College. We believe that Mr. Bate’s experience as a chief executive officer of multiple biotechnology companies, as well as his experience as a director of other companies, qualifies him to serve as a member of our board of directors.

Kevin Bitterman, Ph.D.  has served as a member of our board of directors since August 2006. Dr. Bitterman serves as a partner at Polaris Partners, or Polaris, where he has been employed since 2004 and where he focuses on investments in life sciences companies. Prior to joining Polaris, Dr. Bitterman completed his Ph.D. in genetics at Harvard Medical School. His doctoral research focused on the molecular regulation of caloric restriction and on modulation of a novel class of protein deacetylases. Dr. Bitterman is a cofounder of Sirtris Pharmaceuticals, Inc. acquired by GlaxoSmithKline and was the founding CEO at Visterra Inc. and Editas Medicine Inc. In additional to representing Polaris as a director of our Company, he currently represents Polaris as a director of Editas Medicine Inc., InSeal Medical, Kala Pharmaceuticals, Neuronetics, Inc., Visterra, Inc., TARIS Biomedical, and Vets First Choice. He received a Ph.D. in Genetics from Harvard Medical School and a Bachelor’s in Biology from Rutgers College. We believe that Dr. Bitterman’s extensive experience investing in, guiding and leading start-up and early phase companies, as well as his experience as a director of other companies, qualifies him to serve as a member of our board of directors.

Katrine Bosley  has served as a member of our board of directors since March 2013 and as our chairperson since August 2013. Ms. Bosley is the Chief Executive Officer of Editas Medicine Inc., or Editas, a position to which she was appointed in June 2014. Prior to Editas, Ms. Bosley was the Entrepreneur-in-Residence at The Broad Institute from September 2013 to May 2014. She served as Chief Executive Officer of Avila Therapeutics Inc., or Avila, from May 2009 to March, 2012, when Avila was acquired by Celgene Corporation. Before Avila, she was Vice President, Strategic Operations at Adnexus, a Bristol-Myers Squibb Company and was Vice President, Business Development at Adnexus Therapeutics Inc., or Adnexus, before that. She joined Adnexus from Biogen Idec where she held roles in business development, commercial operations, and portfolio strategy in the United States and Europe and led the in-licensing of Tysabri (natalizumab) among a number of other transactions. Earlier, she was part of the healthcare team at the venture firm Highland Capital Partners from 1993 to 1995. In addition to serving as a director of our Company, Ms. Bosley currently serves as a director of Galapagos NV, Scholar Rock LLC, and Coco Therapeutics Ltd. Ms. Bosley graduated from Cornell University with a Bachelor of Arts degree in biology. We believe that Ms. Bosley’s experience as a chief executive officer of a biotechnology company and her breadth of experience in creating strategic and business development value qualifies her to serve as a member of our board of directors.

Michael Higgins has served as a member of our board of directors since February 2015.  In January 2015, Mr. Higgins joined Polaris Venture Partners as an entrepreneur-in-residence.  Prior to joining Polaris Venture Partners, Mr. Higgins served as Chief Operating Officer and Chief Financial Officer at Ironwood Pharmaceuticals from 2003 through 2014, playing a key role in Ironwood’s evolution from a privately-funded discovery organization through its initial public offering and the launch of its first commercial product.  Under his leadership, the company was able to raise more than one billion dollars to help support the development of the business during that period.  Prior to his work at Ironwood, from 1997 through 2003, Mr. Higgins worked at Genzyme Corporation in a variety of leadership roles including Vice President, Corporate Finance and Vice President, Business Development.  While at Genzyme, he was involved with multiple businesses including the Cell Therapy, Gene Therapy, and Orphan Disease business units.  Previously, Mr. Higgins served as Chief Financial Officer of Procept, Inc., from 1992 to 1997 and led the company through its initial public offering.  Mr. Higgins began his pharmaceutical career as a sales representative for Schering-Plough Corporation in 1986.  Mr. Higgins earned his Bachelor of Science degree from Cornell University and holds a Masters in Business Administration from the Amos Tuck School of Business at Dartmouth College. We believe that Mr. Higgin’s financial and business expertise, including his diversified background as an executive officer in public pharmaceutical companies, qualifies him to serve as a member of our board of directors.

Stephen J. Hoffman, M.D., Ph.D.  has served as a member of our board of directors since December 2010. Dr. Hoffman has been a Senior Advisor to PDL BioPharma, Inc. since February 2014. Prior to that, Dr. Hoffman served as a managing director at Skyline Ventures, a venture capital firm, since May 2007. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. Prior to that, he served as President, Chief Executive Officer and a director of Allos Therapeutics, Inc., or Allos, a biopharmaceutical company, from 1994 to 2002, and as Chairman of the Board until 2012. From 1990 to 1994, Dr. Hoffman completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biotechnology company that was acquired by Baxter International, Inc., a global medical products and services company, in 1998, where he held the position of Vice President of Science and Technology from 1987 until 1990. In addition to serving as a director of our Company, he currently serves as a director of several biopharmaceutical companies, including AcelRx, Inc., Concert Pharmaceuticals, Inc., Collegium Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc. and Proteon Therapeutics, Inc. Previously, Dr. Hoffman served on the board of directors of Sirtris Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline, in 2008. Dr. Hoffman holds a Ph.D. in bio-organic chemistry from Northwestern University and an M.D. from the University of Colorado School of Medicine. We believe that Dr. Hoffman’s scientific, financial and business expertise, including his diversified background as an executive officer and investor in public pharmaceutical companies as well as a director of a public pharmaceutical company, qualifies him to serve as a member of our board of directors.

               George Siber, M.D.  has served as a member of our board of directors since 2007. From 1996 to 2007, Dr. Siber served as Executive Vice President and Chief Scientific Officer of Wyeth Vaccines, or Wyeth. While at Wyeth, Dr. Siber oversaw the development and approval of multiple widely-used childhood vaccines, including Prevnar, a pneumococcal vaccine which has achieved multibillion dollar revenues; Acel-Imune, an acellular pertussis vaccine; and Meningitec, a meningococcal meningitis vaccine. Prior to Wyeth, Dr. Siber was Director of the Massachusetts Public Health Biologic Laboratories and a Harvard Medical School Associate Professor of Medicine at Dana Farber Cancer Institute. During this time, Dr. Siber led the research and manufacturing of multiple vaccines and immune globulins including Respigam, a human immune globulin against respiratory syncytial virus. Since 2007, Dr. Siber has served on the boards of directors of several vaccine companies, including Crucell, Selecta Biosciences, Vedantra Pharmaceuticals and Affinivax Inc., and as a consultant or scientific advisory board member of ClearPath Vaccines Company, of which he is currently the Chief Scientific Officer, PaxVax, Vaxess Technologies, Inc., the Bill & Melinda Gates Foundation, PATH, the Wellcome Trust, the European Commission (on vaccinations), the National Institutes of Health, or NIH, and the Korean FDA. Dr. Siber serves as a member of the Board of Trustees of the International Vaccine Institute. Dr. Siber holds an MD degree from McGill University in Canada, received post-doctoral training in Internal Medicine at Rush-Presbyterian Hospital in Chicago and Beth Israel Hospital in Boston and Infectious Disease and vaccinology training at Children’s Hospital and Beth Israel Hospital, Harvard Medical School Boston. We believe that Dr. Siber’s experience in life sciences and vaccine industries and his experience overseeing the development of multiple vaccines qualifies him to serve as a member of our board of directors.

Board Composition and Election of Directors

Board Composition

Our board of directors is currently comprised of seven members. Our board of directors has determined that each of Mr. Bate, Dr. Bitterman, Ms. Bosley, Mr. Higgins and Dr. Hoffman is independent for NASDAQ purposes. Our directors hold office until their successors have been elected and qualified or until their earlier death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Our amended and restated certificate of incorporation and amended and restated by-laws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our amended and restated certificate of incorporation and amended and restated by-laws also provide that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

In accordance with the terms of our certificate of incorporation and by-laws that, our board of directors are divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•                  the class I directors are Mr. Bate and Dr. Bitterman, whose terms expire in 2015;

•                  the class II directors are Ms. Bosley, Mr. Higgins, and Dr. Hoffman, whose terms expire in 2016; and

•                  the class III directors are Mr. Clark and Dr. Siber, whose terms expire in 2017.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, executive officers and beneficial owners of more than 10% of our common stock are required under Section 16(a) of the Exchange Act, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission.  To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended December 31, 2014, our officers, directors and beneficial owners of more than 10% of our common stock have filed the appropriate forms under Section 16(a) of the Exchange Act except (a) Jonathan Poole was delinquent in filing a Form 4 to report options acquired upon becoming an officer of the Company and (b) S.R. One Limited, a more than 10% stockholder of our common stock, was delinquent in filing a Form 3 with the pricing of our IPO on February 4, 2014; each of which have been made at the time of filing our Annual Report on Form 10-K.

Board Committees

Our board of directors has three standing committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Our board of directors may establish other committees from time to time.

Audit Committee

Our audit committee is composed of Mr. Bate, Ms. Bosley, and Dr. Hoffman, with Dr. Hoffman serving as chairman of the committee. Our board of directors has determined that each member of the audit committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of NASDAQ. Our board of directors has determined that Mr. Bate, Ms. Bosley and Dr. Hoffman are “audit committee financial expert” within the meaning of the Securities and Exchange Commission regulations and applicable listing standards of NASDAQ. The audit committee’s responsibilities include:

•                  appointing, approving the compensation of, and assessing the qualifications, performance and independence of our independent registered public accounting firm;

•                  pre-approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•                  reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•                  reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•                  reviewing the adequacy of our internal control over financial reporting;

•                  establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•                  recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•                  monitoring our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•                  preparing the audit committee report required by the rules of the SEC to be included in our annual proxy statement;

•                  viewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•                  reviewing and discussing with management and our independent registered public accounting firm our earnings releases and scripts.

Compensation Committee

Our compensation committee is composed of Mr. Bate and Dr. Bitterman, with Mr. Bate serving as chairman of the committee. Our board of directors has determined that Mr. Bate and Dr. Bitterman are “independent” as defined under the applicable listing standards of NASDAQ. The compensation committee’s responsibilities include:

•                  annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•                  evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining and approving the compensation of our chief executive officer;

•                  reviewing and approving the compensation of our other executive officers;

•                  appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the compensation committee;

•                  conducting the independence assessment outlined in NASDAQ rules with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;

•                  annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of NASDAQ;

•                  reviewing and establishing our overall management compensation philosophy and policy;

•                  overseeing and administering our equity compensation and other compensatory plans;

•                  reviewing and approving our equity and incentive policies and procedures for the grant of equity-based awards and approving the grant of such equity-based awards;

•                  reviewing and making recommendations to the board of directors with respect to director compensation; and

•                  reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Dr. Bitterman, Ms. Bosley and Dr. Hoffman, with Ms. Bosley serving as chairman of the committee. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined under the applicable listing standards of NASDAQ. The nominating and corporate governance committee’s responsibilities include:

•                  developing and recommending to the board of directors criteria for board and committee membership;

•                  establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•                  identifying individuals qualified to become members of the board of directors;

•                  recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;

•                  developing and recommending to the board of directors a set of corporate governance principles;

•                  articulating to each director what is expected, including reference to the corporate governance principles and directors’ duties and responsibilities;

•                  reviewing and recommending to the board of directors practices and policies with respect to directors;

•                  reviewing and recommending to the board of directors the functions, duties and compositions of the committees of the board of directors;

•                  reviewing and assessing the adequacy of the committee charter and submitting any changes to the board of directors for approval;

•                  consider and report to the board of directors any questions of possible conflicts of interest of board of directors members;

•                  provide for new director orientation and continuing education for existing directors on a periodic basis;

•                  performing an evaluation of the performance of the committee; and

•                  overseeing the evaluation of the board of directors and management.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. A current copy of the code is posted on the “Investor Relations — Corporate Governance” section of our website, which is located at ir.genocea.com.  In addition, we have posted on our website all disclosures that are required by law, the rules of the Securities and Exchange Commission or NASDAQ stock market listing standards concerning any amendments to, or waivers from, any provision of the code.

Item 11.                 Executive and Director Compensation

Overview

The following discussion relates to the compensation of our President and Chief Executive Officer, William Clark, and our two most highly compensated executive officers (other than our Chief Executive Officer), Seth Hetherington, M.D., our Chief Medical Officer, and Jonathan Poole, our Chief Financial Officer. Mr. Poole commenced employment with us, and became our Chief Financial Officer, on April 7, 2014. These three executives are collectively referred to in this Annual Report on Form 10-K as our named executive officers. Each year, the compensation committee of our board of directors and our board of directors review and determine the compensation of our named executive officers.

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

Base Salaries.  Base salaries for our named executive officers are reviewed annually by our compensation committee and are set by our board of directors. When making its base salary recommendations to our board of directors, our compensation committee takes factors into account such as each executive’s experience and individual performance, the Company’s performance as a whole, data from surveys of compensation paid by comparable companies, cost of living increases and general industry conditions, but does not assign any specific weighting to any factor. Our board of directors determines each named executive officer’s base salary after reviewing the compensation committee’s recommendation with respect to such salaries. In fiscal 2014, on the recommendation of our compensation committee, our board of directors approved a base salary of $399 thousand for Mr. Clark and $369 thousand for Dr. Hetherington, representing an increase of 19.1% and 11.1%, respectively, from the base salary for each such executive in 2013. Mr. Poole’s employment letter agreement, which became effective on April 7, 2014 upon commencement of his employment with us, provides for an initial base salary of $320 thousand.

Annual Cash Bonuses.  Our annual cash bonus program promotes and rewards the achievement of key strategic business goals and individual performance goals. For fiscal 2014, the target annual bonus as a percentage of base salary, was 50% for Mr. Clark, and 35% for each of Dr. Hetherington, and Mr. Poole. In the case of Mr. Clark, 100% of his annual bonus was based on the achievement of pre-established corporate performance goals and, in the case of Dr. Hetherington and Mr. Poole, 50% of the executive’s respective annual bonus was based on the achievement of pre-established corporate performance goals and 50% was based on a quantitative and qualitative assessment of pre-established individual performance goals.

At the beginning of fiscal 2014, our compensation committee established the corporate performance goals for 2014, each having a designated weighting. These corporate performance goals included key strategic and financial goals related to business development and grant funding, maintenance of a certain level of cash reserves, the development and commencement of certain clinical and commercial programs, the completion of research reports, and other strategic objectives related to our clinical pipeline. Also at the beginning of fiscal 2014, our chief executive officer, working with Dr. Hetherington, established Dr. Hetherington’s individual performance goals and their weightings. In the case of Mr. Poole, individual and corporate performance goals and their weightings were established by Mr. Clark upon the commencement of his employment with us in April 2014. These goals included, to the extent applicable to the executive, objectives related to oversight of clinical activities for compliance with laws, developing and conducting clinical programs and studies, research and development, managing studies according to schedule and within budgets, business and corporate development and demonstrating leadership with respect to direct reports.

In February 2015, our compensation committee met to determine the level of performance achieved for purposes of making its recommendation to our board of directors regarding the amount of the annual cash bonus to be paid to each of our named executive officers for performance in fiscal 2014. The compensation committee evaluated our performance against the pre-established corporate performance goals for 2014, taking into consideration Mr. Clark’s evaluation of our performance in 2014. With respect to the individual performance goals applicable to Dr. Hetherington and Mr. Poole, our compensation committee also considered Mr. Clark’s determination that Dr. Hetherington and Mr. Poole had achieved 95% and 97%, respectively, of each such executive’s individual performance goals. After determining that 90% of the corporate performance goals were achieved in fiscal 2014, and after considering Mr. Clark’s determination regarding the level of achievement of individual performance goals, our compensation committee recommended, and our board of directors approved, a 2014 cash bonus of $179,744 for Mr. Clark, $119,612 for Dr. Hetherington, and $78,540 for Mr. Poole. Mr. Poole’s annual cash bonus for fiscal 2014 reflects an amount that was pro-rated for the period from April 7, 2014 (the day he commenced his employment with us) to December 31, 2014.

In addition to the annual cash bonus for fiscal 2014, Mr. Poole received a one-time signing bonus of $50 thousand upon the commencement of his employment with us on April 7, 2014.

Equity Awards.  Our named executive officers are eligible to participate in the Genocea Biosciences, Inc. 2014 Equity Incentive Plan, which we refer to as the “2014 Equity Plan”. Our 2014 Equity Plan was adopted by our board of directors in connection with our initial public offering. Mr. Clark and Dr. Hetherington have also each been granted equity awards under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, which we refer to as the “2007 Equity Plan”. Following the adoption of the 2014 Equity Plan and our initial public offering, all equity-based awards have been and will be granted under our 2014 Equity Plan and no future awards will be made under the 2007 Equity Plan.

In April 2014, in connection with the commencement of his employment with us, Mr. Poole received an award of time-vesting stock options to purchase 200,726 shares of our common stock under the 2014 Equity plan that vests as to 25% of the shares subject to stock option 12 months from the date of grant, and thereafter vests in equal monthly installments over the following 36 months, generally subject to his continued employment. No other equity awards were granted to our named executive officers in fiscal 2014.

Stock option awards serve to align the interests of our named executive officers with our shareholders because no value is created unless the value of our common stock appreciates after grant. Stock option awards also encourage retention through the use of time-based vesting conditions. We have in the past also granted stock options that are subject to performance-based vesting conditions, thereby incentivizing the achievement of key strategic goals. Pursuant to agreements with our named executive officers, their stock option awards will vest automatically upon certain terminations of employment following a change of control of our Company. See “—Employment Letter Agreements” below for additional details about these agreements.

Benefits.  We provide modest benefits to our named executive officers, which are limited to participation in our 401(k) plan and basic health and welfare benefit coverage. These benefits are available to substantially all of our salaried employees.

Employment Letter Agreements.  We have entered into an employment letter agreement with each of our named executive officers that, in each case, includes severance and change of control protections. Our named executive officers are also subject to restrictive covenants, covering noncompetition, nonsolicitation and confidentiality.

Summary Compensation Table

The following table sets forth information about compensation awarded or paid to our named executive officers for fiscal years 2014, in the case of all of our named executive officers, and 2013, in the case of Mr. Clark and Dr. Hetherington.

Name and principal position	Year	Salary ($)(2)	Bonus ($)(3)	Option awards ($)(4)	Nonequity incentive plan compensation ($)(5)	Total ($)
William Clark,	2014	393,561	—	—	179,744	573,305
President and Chief Executive Officer	2013	334,280	—	413,842	107,320	855,442
Seth Hetherington, M.D.,	2014	366,074	—	—	119,612	485,686
Chief Medical Officer	2013	331,459	—	176,616	88,989	597,064
Jonathan Poole,	2014	235,151	50,000	2,904,505	78,540	3,268,196
Chief Financial Officer (1)

(1)                                 Mr. Poole was not a named executive officer in fiscal year 2013 and, as a result, no amounts with respect to fiscal year 2013 have been included for Mr. Poole in the table above. Amounts in the table represent Mr. Poole’s compensation for the period since he commenced employment with the Company in April 2014.

(2)                                 Salaries include amounts contributed by the named executive officer to our 401(k) plan.

(3)                                 Amount reflects the signing bonus paid to Mr. Poole in connection with the commencement of his employment with us.

(4)                                 Amounts shown reflect the aggregate grant date fair value of time-vesting stock options awarded in fiscal 2013 and fiscal 2014, computed in accordance with FASB ASC Topic 718 and exclude the value of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 12 to our financial statements included elsewhere in this Annual Report on Form 10-K. Mr. Clark was also granted a performance-vesting stock option in 2013. The grant date fair value of the performance-vesting stock option granted to Mr. Clark in fiscal year 2013 was based on the probable outcome of the performance conditions associated with the stock option as of the date of grant. No amount was included in 2013 in the table above for this stock option since the performance conditions were not considered probable of occurring on the date of grant in 2013. The aggregate grant date fair value of this performance-vesting stock option assuming the highest levels of performance conditions are acheived is $252,981. This performance-vesting stock option awarded to Mr. Clark in 2013 vested in full upon the completion of our IPO on February 10, 2014.

(5)                                 Amounts shown reflect the cash amount paid to the named executive officer that was earned based on the achievement of Company performance goals, in the case of Mr. Clark, and Company and individual performance goals, in the case of Dr. Hetherington and Mr. Poole.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2014. Our named executive officers do not hold any equity awards other than stock options.

OPTION AWARDS

Name	Number of securities underlying unexercised options (#) exercisable)		Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)		Option Exercise Price ($)(5)	Option Expiration Date(6)
William Clark	24,716	(1)	—		—		$2.86	12/17/2020
	—		—		39,807	(2)	$2.86	12/17/2020
	326,377	(1)	14,191	(1)	—		$2.02	2/17/2021
	64,018	(3)	69,584	(3)	—		$3.45	7/25/2023
	81,670	(2)	—		—		$3.45	7/25/2023
Seth Hetherington, M.D.	72,425	(4)	1,541	(4)	—		$2.02	2/17/2021
	14,551	(2)	—		—		$2.02	2/17/2021
	27,321	(3)	29,696	(3)	—		$3.45	7/25/2023
Jonathan Poole	—		200,726	(4)	—		$17.89	4/7/2024

(1)                                 Reflects time-based stock options to purchase shares of our common stock that vest in 48 equal monthly installments following the date of grant, generally subject to the executive’s continued employment.

(2)                                 Reflects performance-based stock options to purchase shares of our common stock that vest as to 100% of the shares subject to the stock option, in the case of Mr. Clark, upon the company’s achievement of specified strategic financing or development milestones, and in the case of Dr. Hetherington, upon the company’s achievement of a milestone related to the initiation of a clinical trial, in each case, generally subject to the executive’s continued employment. The performance-based stock option awarded to Mr. Clark on July 25, 2013 vested in full upon the completion of our IPO on February 10, 2014. The performance-based stock option awarded to Dr. Hetherington vested in full in fiscal 2012.

(3)                                 Reflects time-based stock options to purchase shares of our common stock that vested as to 1/8th of the shares subject to the stock option on the date of grant and that continue to vest in equal monthly installments over 42 months following the date of grant, generally subject to the executive’s continued employment.

(4)                                 Reflects time-based stock options to purchase shares of our common stock that vest as to 25% of the shares subject to the stock option on the vesting commencement date (approximately 12 months from the grant date) and thereafter vest in equal monthly installments over the following 36 months, generally subject to the executive’s continued employment.

(5)                                 The exercise price of the stock options is not less than the fair market value of a share of our common stock, as determined by our board of directors based, in part, on an independent third party valuation. For stock options granted following our IPO, the exercise price is the closing price of a share of our common stock on the date of grant of the stock option.

(6)                             All stock options have a 10-year term measured from the date of grant.

Retirement Benefits

We do not maintain any qualified or non-qualified defined benefit plans or supplemental executive retirement plans that cover our named executive officers. We offer a tax-qualified retirement plan, which we refer to as our 401(k) plan, to eligible employees, including our named executive officers. Our 401(k) plan permits eligible employees to defer their annual eligible compensation subject to the limitations imposed by the Internal Revenue Service. We may, but are not required to, make discretionary profit-sharing contributions on behalf of eligible employees under this plan. We did not make any contributions on behalf of eligible employees in fiscal year 2014.

Employment Letter Agreements

We have entered into employment letter agreements with each of our named executive officers. On January 16, 2014, we entered into an amended and restated employment letter agreement with each of Mr. Clark, and Dr. Hetherington, each of which became effective prior to the completion of our IPO. We also entered into an employment letter agreement with Mr. Poole, who began serving as our Chief Financial Officer on April 7, 2014. Each employment letter agreement provides for an initial base salary of $399,433, in the case of Mr. Clark, $369,458 in the case of Dr. Hetherington, and $320,000 in the case of Mr. Poole, as well as a discretionary performance-based bonus, with a target, as a percentage of base salary, of 50% for Mr. Clark and 35% for each of Dr. Hetherington and Mr. Poole. In addition, pursuant to Mr. Poole’s employment letter agreement, he was entitled a cash signing bonus of

$50,000, payable within 30 days of the commencement of his employment, and a stock option to purchase 200,726 shares of our common stock (which was equal to 1% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of grant) under the 2014 Equity Plan. Each agreement also provides for severance payments and benefits upon certain terminations of the executive’s employment as described below.

Termination of Employment without Cause or for Good Reason Following a Change of Control.  If, within 12 months after a change of control (as defined in the executive’s employment letter agreement), the executive’s employment is terminated by us without cause or the executive terminates his employment for good reason (as such terms are defined in the executive’s employment letter agreement), all stock options or other equity awards then held by the executive will fully vest. In addition, the executive will be entitled to receive base salary and payment of COBRA premiums for 18 months, in the case of Mr. Clark, or 15 months, in the case of Dr. Hetherington and Mr. Poole, following such termination of employment.

Termination of Employment without Cause or for Good Reason.  If the executive’s employment is terminated by us without cause or the executive terminates his employment for good reason (as such terms are defined in the executive’s employment letter agreement) other than following a change of control as described above, the executive will be entitled to receive base salary and payment of COBRA premiums for 12 months, in the case of Mr. Clark, or nine months, in the case of Dr. Hetherington and Mr. Poole, following such termination of employment.

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

Employment Conditioned on Restrictive Covenants.  As a condition to the executive’s employment with us, the executive was required to sign and must comply with the terms of an At-Will Employment, Confidential Information, Invention Assignment and Non-Competition Agreement, pursuant to which the executive has agreed not to compete with us for a period of 12 months following the termination of his employment and not to solicit our employees or independent contractors for a period of 36 months following the termination of his employment. Each executive has also agreed to covenants relating to the use and disclosure of confidential information and the assignment of inventions.

2014 Director Compensation

The following table sets forth information concerning the compensation earned by our directors during 2014.  From and after the completion of our IPO in February 2014, all of our non-employee directors were compensated for service on our board of directors under our non-employee director compensation policy.  Prior to the completion of our IPO, Dr. Siber and Ms. Bosley were the only directors who were compensated for service on our board of directors.  Mr. Clark receives no additional compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Mr. Clark as our chief executive officer during 2014 is included in the “Summary Compensation Table” above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Option awards ($)(2)		Total ($)
Kenneth Bate	15,978	96,946	(3)	112,924
Kevin Bitterman, Ph.D.	41,455	—		41,455
Katrine Bosley	71,710	—		71,710
Stephen Hoffman, M.D., Ph.D.	47,407	—		47,407
George Siber, M.D.	156,006	—		156,006

(1)                                 Amounts represent annual director fees and, in the case of Dr. Siber, consulting fees, for services rendered.  Consulting fees paid to Dr. Siber were paid in equal bi-monthly installments and all other fees were paid quarterly in arrears.

(2)                                 As of December 31, 2014, our directors held the following aggregate number of options to purchase shares of our common stock: Mr. Bate held options to purchase 10,084 shares of our common stock, Ms. Bosley held options to purchase 36,966 shares of our common stock, and Dr. Siber held options to purchase 133,672 shares of our common stock. As of December 31, 2014, Ms. Bosley held 16,840 restricted shares, which she received upon the exercise of the option granted to her on February 4, 2013.

(3)                                 Amount represents the aggregate grant date fair value of awards of time-vesting stock options granted to Mr. Bate in September 2014, upon his election to our Board of Directors, pursuant to our non-employee director compensation policy. This amount was computed in accordance with FASB ASC Topic 718 and excludes the value of estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 12 to our financial statements included elsewhere in this Annual Report on Form 10-K. No stock options were granted to our non-employee directors in fiscal 2014 other than to Mr. Bate.

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

Director Agreements

Dr. Siber

We entered into a consulting agreement with Dr. Siber dated May 16, 2007, as amended on June 30, 2009, December 16, 2010, June 15, 2011 and June 5, 2013, providing for a consulting fee of $10 thousand per month, for consulting services performed by Dr. Siber related to strategic scientific and business development as well as for his service as the chairman of our board of directors. Dr. Siber was also entitled to receive grants of restricted stock and stock options in connection with his service to us. All stock options granted to Dr. Siber pursuant to the consulting agreement will fully vest if, within 12 months following a change of control of our Company, either we (or our successor) terminate the consulting agreement without cause (as such term is described in the consulting agreement), or we (or our successor) do not offer to extend the term of the agreement.

Dr. Siber has agreed not to solicit our employees, contractors, and customers for a period of 12 months following the termination of the consulting agreement and is subject to covenants relating to the use and disclosure of confidential information and the assignment of inventions. Unless extended or earlier terminated, the term of the consulting agreement will expire on June 17, 2015.

Ms. Bosley

We entered into a letter agreement with Ms. Bosley, the chair of our board of directors, dated as of February 4, 2013, the date she was appointed to serve on our board of directors. Pursuant to the letter agreement, Ms. Bosley was entitled to an annual fee for board meeting attendance of $30,000 per year (which annual fee was subsequently increased to $50,000 per year) and was also entitled to certain equity rights. Effective as of the completion of our IPO, this letter agreement terminated and Ms. Bosley is eligible to participate in our non-employee director compensation policy described above on the same terms as other directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. Our compensation committee is composed of Mr. Bate and Dr. Bitterman, with Mr. Bate serving as chairman of the committee. None of the members of our compensation committee has ever been employed by us. For a description of transactions between us and members of our compensation committee and affiliates of such members, please see the section of this Annual Report on Form 10-K titled “Certain Relationships and Related Party Transactions”.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and recommends to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

In accordance with the rules of the Securities and Exchange Commission, this report is not to be deemed “soliciting material”, or deemed to be “filed” with the Securities and Exchange Commission or subject to the Securities and Exchange Commission’s Regulation 14A or Regulation 14C, other than as provided in Item 407 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference in documents otherwise filed.

February 27, 2015

Members of the Compensation Committee:

Kenneth Bate, Chair

Kevin Bitterman

The Compensation Committee Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 of this Annual Report on Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of February 15, 2015, by: each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock; each of our directors; each of our named executive officers; and all directors and executive officers as a group.

The percentage of shares beneficially owned is computed on the basis of 17,858,705 shares of our common stock outstanding as of February 15, 2015.  The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Shares of our common stock that a person has the right to acquire within 60 days of February 15, 2015 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Genocea Biosciences, Inc., Cambridge Discovery Park, 100 Acorn Park Drive, Cambridge, MA 02140

	Number of	Percentage of Shares
Name and Address of Beneficial Owned	Shares Beneficially Owned	Beneficially Owned
5% or greater stockholders:
FMR LLC, and related funds(1)
245 Summer Street
Boston, MA 02210	2,641,523	14.8%
Polaris Venture Partners, and related funds(2)
650 East Kendall Street, 4th Floor
Cambridge, MA 02142	2,055,230	11.5%
S.R. One, Limited(3)
c/o Corporation Service Company
2595 Interstate Drive, Suite 103
Harrisburg, PA 17110	1,671,668	9.4%
Johnson & Johnson Development Corporation(4)
410 George Street
New Brunswick, NJ 08901	1,431,520	8.0%
Skyline Venture Partners V, L.P.(5)
525 University Avenue, Suite 610
Palo Alto, CA 94301	1,292,415	7.2%
CVF, LLC(6)
222 N. LaSalle Street, Suite 2000
Chicago, IL 60601	1,218,740	6.8%
Lux Ventures, and related funds(7)
295 Madison Avenue, 24th Floor
New York, NY 10017	1,072,611	6.0%
Directors and Named Executive Officers:
William Clark(8)	559,128	3.1%
Seth Hetherington, M.D.(9)	130,401	*
Jonathan Poole(10)	41,568	*
George Siber, M.D.(11)	103,300	*
Kevin Bitterman, Ph.D.(12)	2,055,230	11.5%
Katrine Bosley(13)	44,184	*
Stephen Hoffman, M.D., Ph.D. (14)	1,292,415	7.2%
Kenneth Bate	—	—
All executive officers and directors as a group (12 persons)(15)	4,386,687	24.6%

*                                     Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)                             Consists of 2,641,523 shares of common stock held by FMR LLC. Edward C. Johnson 3d, Chairman of FMR LLC, has sole power to dispose of the 2,641,523 shares owned by FMR LLC. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. For information regarding FMR LLC and its affiliates, we have relied on the Schedule 13G filed by FMR LLC with the SEC on February 13, 2015.

(2)                             Consists of (i) 1,983,164 shares of common stock held by Polaris Venture Partners V, L.P., (ii) 38,648 shares of common stock held by Polaris Venture Partners Entrepreneurs’ Fund, L.P., (iii) 13,585 shares of common stock held by Polaris Venture Partners Founders’ Fund V, L.P., and (iv) 19,833 shares of common stock held by Polaris Venture Partners Special Founders’ Fund V, L.P. (together with Polaris Venture Partners V, L.P., Polaris Venture Partners Entrepreneurs’ Fund, L.P. and Polaris Venture Partners Founders’ Fund V, L.P., the Polaris Funds). North Star Venture Management 2000, LLC directly or indirectly provides investment advisory services to various venture capital funds, including the Polaris Funds. Jonathan Flint and Terrance McGuire, managing members of North Star Venture Management 2000, LLC, exercise voting and investment power with respect to North Star Venture Management, 2000. Each of the Polaris Funds has the sole voting and investment power with respect to the shares of the Company directly held by the applicable Polaris Fund. The respective general partners of the Polaris Funds may be deemed to have sole voting and investment power with respect to the shares held by such funds. The respective general partners disclaim beneficial ownership of all the shares held by the Polaris Funds except to the extent of their proportionate pecuniary interests therein. The members of North

Star Venture Management 2000, LLC (the Polaris Management Members) are also members of Polaris Venture Management Co., V, L.L.C. (the general partner of each of the Polaris Funds). Jonathan Flint and Terrance McGuire, managing members of Polaris Venture Management Co. V, L.L.C., exercise voting and investment power with respect to Polaris Venture Management Co. V, L.L.C. As members of the general partner and North Star Venture Management 2000, LLC, the Polaris Management Members may be deemed to share voting and investment powers for the shares held by the Polaris Funds. The Polaris Management Members disclaim beneficial ownership of all such shares held by the funds except to the extent of their proportionate pecuniary interests therein. Kevin Bitterman, a director of the Company, has an assignee interest in Polaris Venture Management Co. V, L.L.C. To the extent that he is deemed to share voting and investment powers with respect to the shares held by the Polaris Funds, Dr. Bitterman disclaims beneficial ownership of all the shares held by the funds except to the extent of his proportionate pecuniary interest therein.

(3)                             Consists of 1,671,668 shares of common stock held by S.R. One, Limited, an indirect, wholly-owned subsidiary of GlaxoSmithKline plc.

(4)                             Consists of 1,431,520 shares of common stock held by Johnson & Johnson Development Corporation. For information regarding Johnson & Johnson Development Corporation, we have relied on the Schedule 13G filed by Johnson & Johnson Development Corporation with the SEC on February 5, 2015.

(5)                         Consists of 1,292,415 shares of common stock held by Skyline Venture Partners V, L.P. The general partner of Skyline Venture Partners V, L.P. is Skyline Venture Management V, LLC. John G. Freund and Yasunori Kaneko are Managers of Skyline Venture Management V, LLC and hereby disclaim beneficial ownership of all the shares held by Skyline Venture Partners V, L.P. except to the extent of his respective proportionate pecuniary interest therein. Stephen Hoffman has an assignee interest in Skyline Venture Partners V, L.P. To the extent that he is deemed to share voting and investment powers with respect to the shares held by the Skyline Venture Funds, Dr. Hoffman disclaims beneficial ownership of all the shares held by the funds except to the extent of his proportionate pecuniary interest therein.

(6)                             Consists of 1,218,740 shares of common stock. Richard H. Robb, manager of CVF, LLC, exercises voting and investment power with respect to shares held by CVF, LLC. Mr. Robb disclaims beneficial ownership of all shares held by CVF, LLC except to the extent of his pecuniary interest therein.

(7)                             Consists of (i) 1,025,835 shares of common stock held by Lux Ventures II, L.P. (“LV-II”) and (ii) 46,776 shares of common stock held by Lux Ventures II Sidecar, L.P. (“Sidecar”) (together with LV-II and Sidecar, the “Lux Funds”). Lux Venture Partners II, L.P. (“LVP-II”) is (i) the general partner of the Lux Funds, Robert Paull, Joshua Wolfe and Peter Hebert are the individual managers of LCM LLC (the “Individual Managers”). LVP II and LCM LLC disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein. LCM LLC, as sole member, may be deemed to share voting and investment powers for the shares held by the Lux Funds. As one of three individual managers, each of the Individual Managers disclaims beneficial ownership over the shares reported herein, and in all events disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(8)                             Consists of 39,807 shares of common stock, 506,658 shares of common stock that can be acquired upon the exercise of outstanding options and 12,663 shares of common stock that can be acquired upon the exercise of options within 60 days of February 15, 2015.

(9)                             Consists of 11,000 shares of common stock, 117,026 shares of common stock that can be acquired upon the exercise of outstanding options and 2,375 shares of common stock that can be acquired upon the exercise of options within 60 days of February 15, 2015.

(10)                      Consists of 1,423 shares of common stock, 40,145 shares of common stock that can be acquired upon the exercise of options within 60 days of February 15, 2015.

(11)                      Consists of 2,016 shares of common stock, 100,001 shares of common stock that can be acquired upon the exercise of outstanding options and 1,283 shares of common stock that can be acquired upon the exercise of options within 60 days of February 15, 2015.

(12)                      Consists of shares held by Polaris Venture Partners or related funds. By virtue of the relationships described in footnote 2 above, Dr. Bitterman may be deemed to share beneficial ownership in the shares held by Polaris Venture Partners or related funds. Dr. Bitterman disclaims beneficial ownership of the shares referred to in footnote 2 above.

(13)                      Consists of 31,092 shares of common stock, 11,552 shares of common stock that can be acquired upon the exercise of outstanding options and 1,540 shares of common stock that can be acquired upon the exercise of options within 60 days of February 15, 2015.

(14)                      Consists of shares held by Skyline Venture Partners V, L.P or related funds. By virtue of the relationships described in footnote 5 above, Dr. Hoffman may be deemed to share beneficial ownership in the shares held by Skyline Venture Partners V, L.P. or related funds. Dr. Hoffman disclaims beneficial ownership of the shares referred to in footnote 5 above.

(15)                      Consists of (i) 3,434,864 shares of common stock and 951,823 shares of common stock that can be acquired upon the exercise of outstanding options and the exercise of options within 60 days of February 15, 2015.

Item 13.                                                  Certain Relationships and Related Party Transactions and Director Independence

The following is a description of transactions since January 2014, to which we have been a party, in which the amount involved exceeded or will exceed $120 thousand, and in which any related person had a direct or indirect material interest.

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

Indemnification Agreements

In connection with our IPO, we entered into indemnification agreements with each of our directors and executive officers. These agreements will require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

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

Transactions with Our Executive Officers, Directors and 5% Stockholders

On May 16, 2007, we entered into a consulting agreement with Dr. George Siber, a member of our board of directors. The consulting agreement was amended on each of June 30, 2009, December 16, 2010, June 15, 2011 and June 5, 2013 and is in effect through June 17, 2015. Pursuant to the consulting agreement, Dr. Siber performs various consulting services for us, including determining our general scientific and business direction, recruitment of scientific advisory board members and consultants, recruitment of full-time management and scientific personnel and identifying and reviewing scientific developments and intellectual property. Since the beginning of 2012, Dr. Siber has been paid approximately $10 thousand per month under the consulting agreement. See “Executive and Director Compensation — Director Agreements — Dr. Siber” for further details on compensation paid to Dr. Siber under the consulting agreement.

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

Director Independence

Our board of directors has determined that Mr. Bate, Dr. Bitterman, Ms. Bosley and Dr. Hoffman are “independent directors” as defined under applicable NASDAQ rules. In making such determination, our board of directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Clark is not an independent director under these rules because he is our Chief Executive Officer and Dr. Siber is not an independent director under these rules because of his consulting relationship with us. See — “Transactions with Our Executive Officers, Directors and 5% Stockholders”.

There are no family relationships among any of our directors or executive officers.

Item 14.                                                  Principal Accountant Fees and Services

Audit Fees

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2014	2013

Audit Fees	$559,117	$1,197,124
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$559,117	$1,197,124

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

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months.  Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. 100% of audit fees were approved by the Audit Committee.

PART IV

Item 15.                                                  Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for each of the three years in the period ended December 31, 2014

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2014

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2014

Statements of Cash Flows for each of the three years in the period ended December 31, 2014

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

Genocea Biosciences, Inc.

Index to Financial Statements

Pages
Report of independent registered public accounting firm	F-2
Balance sheets as of December 31, 2014 and 2013	F-3
Statements of operations for each of the three years in the period ended December 31, 2014	F-4
Statements of comprehensive loss for each of the three years in the period ended December 31, 2014	F-5
Statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2014	F-6
Statements of cash flows for each of the three years in the period ended December 31, 2014	F-7
Notes to financial statements	F-8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Genocea Biosciences, Inc.

We have audited the accompanying balance sheets of Genocea Biosciences, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genocea Biosciences, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2015

Genocea Biosciences, Inc.

Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$20,058	$12,208
Marketable securities	27,021	—
Restricted cash	—	157
Prepaid expenses and other current assets	963	510
Total current assets	48,042	12,875
Property and equipment, net	1,956	865
Restricted cash	316	158
Other assets	117	1,863
Total assets	$50,431	$15,761

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,692	$2,176
Accrued expenses and other current liabilities	2,486	1,418
Deferred revenue	555	12
Current portion of long-term debt	—	861
Current portion of deferred rent	107	26
Total current liabilities	5,840	4,493
Non-current liabilities:
Long-term debt, net of current portion	11,488	8,933
Accrued interest payable	—	11
Deferred rent, net of current portion	168	237
Warrant to purchase redeemable securities	—	656
Deferred revenue, net of current portion	350	—
Other non-current liabilities	78	—
Total liabilities	17,924	14,330
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
Seed convertible preferred stock, $0.001 par value;
Authorized – 0 shares at December 31, 2014; Issued and outstanding – 0 and 4,615 shares at December 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $3,000 at December 31, 2014 and December 31, 2013, respectively	—	3,000
Series A redeemable convertible preferred stock, $0.001 par value;
Authorized – 0 shares at December 31, 2014; Issued and outstanding – 0 and 35,577 shares at December 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $23,125 at December 31, 2014 and December 31, 2013, respectively	—	23,125
Series B redeemable convertible preferred stock, $0.001 par value;
Authorized – 0 shares at December 31, 2014; Issued and outstanding – 0 and 34,581 shares at December 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $24,937 at December 31, 2014 and December 31, 2013, respectively	—	24,937
Series C redeemable convertible preferred stock, $0.001 par value;
Authorized – 0 shares at December 31, 2014; Issued and outstanding – 0 and 52,586 shares at December 31, 2014 and December 31, 2013, respectively; aggregate liquidation preference of $0 and $30,500 at December 31, 2014 and December 31, 2013, respectively	—	30,500
Stockholders’ equity (deficit):
Common stock, $0.001 par value;
Authorized – 175,000 shares at December 31, 2014; Issued – 17,869 and 327 shares at December 31, 2014 and December 31, 2013, respectively; outstanding – 17,852 and 303 at December 31, 2014 and December 31, 2013, respectively	18	—
Additional paid-in-capital	147,923	—
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(115,427)	(80,131)
Total stockholders’ equity (deficit)	32,507	(80,131)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$50,431	$15,761

See accompanying notes to financial statements.

Genocea Biosciences, Inc.

Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Grant revenue	$308	$731	$1,977

Operating expenses:
Research and development	23,727	15,695	11,240
General and administrative	9,747	4,961	3,690
Total operating expenses	33,474	20,656	14,930
Loss from operations	(33,166)	(19,925)	(12,953)
Other expense:
Change in fair value of warrants	(725)	(222)	93
Loss on debt extinguishment	(435)	(200)	—
Interest expense, net	(970)	(459)	(507)
Other expense	(2,130)	(881)	(414)
Net loss	$(35,296)	$(20,806)	$(13,367)
Reconciliation of net loss to net loss applicable to common stockholders

Net loss	$(35,296)	$(20,806)	$(13,367)
Accretion of redeemable convertible preferred stock to redemption value	(180)	(1,605)	(1,781)
Net loss attributable to common stockholders	$(35,476)	$(22,411)	$(15,148)
Net loss per share attributable to common stockholders-basic and diluted	$(2.27)	$(75.46)	$(51.35)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	15,618	297	295

See accompanying notes to financial statements.

Genocea Biosciences, Inc.

Statements of Comprehensive Loss

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Net loss	$(35,296)	$(20,806)	$(13,367)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(7)	—	—
Comprehensive loss	$(35,303)	$(20,806)	$(13,367)

See accompanying notes to financial statements

Genocea Biosciences, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands)

			Series A Redeemable		Series B Redeemable		Series C Redeemable							Total
	Seed Convertible		Convertible		Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares		Common Shares		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2011	4,615	$3,000	35,577	$23,125	34,581	$21,723	—	$—	295	$—	$—	$—	$(43,562)	$(43,562)
Issuance of Series C Preferred stock, net of issuance costs of $172	—	—	—	—	—	—	26,293	15,250	—	—	(172)	—	—	(172)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	1,609	—	—	—	—	(136)	—	(1,473)	(1,609)
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	307	—	—	307
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(13,367)	(13,367)
Balance at December 31, 2012	4,615	3,000	35,577	23,125	34,581	23,332	26,293	15,250	295	—	—	—	(58,402)	(58,402)
Issuance of Series C Preferred stock	—	—	—	—	—	—	26,293	15,250	—	—	—	—	—	—
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	1,605	—	—	—	—	(682)	—	(923)	(1,605)
Exercise of stock options	—	—	—	—	—	—	—	—	7	—	9	—	—	9
Vesting of restricted stock	—	—	—	—	—	—	—	—	1	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	672	—	—	672
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,806)	(20,806)
Balance at December 31, 2013	4,615	3,000	35,577	23,125	34,581	24,937	52,586	30,500	303	—	—	—	(80,131)	(80,131)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	180	—	—	—	—	(180)	—	—	(180)
Exercise of warrants for cash	—	—	51	33	—	—	—	—	—	—	—	—	—	—
Cashless exercise of warrants	—	—	317	98	—	—	—	—	54	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(4,615)	(3,000)	(35,945)	(23,256)	(34,581)	(25,117)	(52,586)	(30,500)	11,466	11	81,763	—	—	81,774
Reclassification of warrants to additional paid-in capital	—	—	—	—	—	—	—	—	—	—	1,381	—	—	1,381
Issuance of common stock upon IPO, net of issuance costs of $2,403	—	—	—	—	—	—	—	—	5,500	6	58,971	—	—	58,977
Issuance of common Stock upon ESPP purchase	—	—	—	—	—	—	—	—	16	—	93	—	—	93
Issuance of common Stock upon private placement offering, net of issuance costs of $36	—	—	—	—	—	—	—	—	223	—	1,964	—	—	1,964
Issuance of warrants, net of issuance costs of $6	—	—	—	—	—	—	—	—	—	—	334	—	—	334
Exercise of stock options	—	—	—	—	—	—	—	—	282	1	682	—	—	683
Vesting of restricted stock	—	—	—	—	—	—	—	—	8	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,905	—	—	2,905
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	(7)		(7)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(35,296)	(35,296)
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	17,852	$18	$147,923	$(7)	$(115,427)	$32,507

See accompanying notes to financial statements

Genocea Biosciences, Inc.

Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(35,296)	$(20,806)	$(13,367)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	469	318	300
Stock-based compensation	2,905	672	307
Amortization of premium on investments	26	—	—
Change in fair value of warrants liability	725	222	(93)
Gain on sale of equipment	(18)	—	—
Non-cash interest expense	254	22	46
Loss on debt extinguishment	435	200	—
Changes in operating assets and liabilities:
Restricted cash	—	97	(315)
Prepaid expenses and other current assets	(442)	27	(145)
Other long-term assets	782	(1,539)	(237)
Accounts payable	516	724	515
Deferred revenue	893	12	(23)
Accrued expenses and other liabilities	1,135	468	(191)
Deferred rent	12	(155)	376
Accrued interest payable	—	(135)	146
Net cash used in operating activities	(27,604)	(19,873)	(12,681)
Investing activities
Purchases of property and equipment	(1,520)	(389)	(460)
Purchase of available-for-sale securities	(27,053)	—	—
Net cash used in investing activities	(28,573)	(389)	(460)
Financing activities
Proceeds from IPO, net of issuance costs	59,974	—
Proceeds from issuance of preferred stock, net	—	15,250	15,078
Proceeds from issuance of long-term debt, net of issuance costs	11,784	9,965	5,000
Repayment of long-term debt	(10,401)	(4,245)	(1,164)
Proceeds from sale of common stock, net of issuance costs	1,964	—	—
Proceeds from issuance of common stock under ESPP	93	—	—
Proceeds from exercise of stock options	683	42	1
Proceeds from the exercise of warrants	33	—	—
Payments for debt issuance costs	(103)	(58)	—
Net cash provided by financing activities	64,027	20,954	18,915
Net increase in cash and cash equivalents	$7,850	$692	$5,774
Cash and cash equivalents at beginning of period	12,208	11,516	5,742

Cash and cash equivalents at end of period	$20,058	$12,208	$11,516
Supplemental cash flow information
Cash paid for interest	$815	$426	$323
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock upon closing of IPO	$81,774	$—	$—
Reclassification of prepaid IPO closing costs from non-current assets to additional paid-in capital	$997	$—	$—
Reclassification of warrants to additional paid-in capital	$1,381	$—	$—
Accretion of redeemable convertible preferred stock to redemption value	$180	$1,605	$1,781
Vesting of restricted stock	$10	$1	$—
Leasehold improvements financed by landlord	$—	$—	$237
Cashless exercise of warrants	$98	$—	$—
Issuance of common stock warrant	$340	$—	$—
Equipment purchased under capital lease	$21	$—	$—

See accompanying notes to financial statements.

Genocea Biosciences, Inc.

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

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other clinical stage companies, including dependence on key individuals, competition from other companies, the need for development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals.

As of December 31, 2014, the Company had an accumulated deficit of approximately $115.4 million.   The Company had cash, cash equivalents and marketable securities of $47.1 million as of December 31, 2014. The Company believes that its existing cash, cash equivalents and marketable securities and available future borrowings under the Company’s credit facility, will be sufficient to fund projected operating expenses and capital expenditure requirements into the first quarter of 2016.

2. Summary of significant accounting policies

Initial Public Offering

On February 10, 2014, the Company completed its initial public offering (“IPO”) of its common stock, $0.001 par value per share (“Common Stock”), pursuant to a registration statement on Form S-1, as amended. An aggregate of 5,500,000 shares of Common Stock registered under the registration statement were sold at a price of $12.00 per share. Net proceeds of the IPO were $61.4 million, excluding offering expenses of $2.4 million payable by the Company. In conjunction with this transaction, all shares of the Company’s redeemable convertible preferred stock were converted into 11,466,479 shares of common stock, and 96,988 employee and nonemployee performance-based options vested.

Basis of presentation and use of estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to prepaid and accrued research and development expenses, stock-based compensation expense, the valuation of common stock warrants and warrants to purchase redeemable securities, and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

For periods prior to the closing of the IPO, the Company utilized significant estimates and assumptions in determining the fair value of its common stock (“Common Stock”). The Company utilized various valuation methodologies in accordance with the framework of the 2004 and 2013 American Institute of Certified Public Accountants Technical Practice Aids, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its Common Stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s Common Stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or a sale of the Company. Significant changes to the key assumptions used in the valuations could result in different fair values of Common Stock at each valuation date and materially affect the financial statements.

Following the closing of the IPO, the fair value of common stock is determined based on the quoted market price of the common stock.

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

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The Company has determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates. Marketable securities are classified as available-for-sale pursuant to FASB ASC Topic 320, Investments — Debt and Equity Securities, (“ASC 320”) and are recorded on the balance sheet at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses, as well as other-than-temporary impairments, are recognized in the statement of operations based on the specific identification method.

The Company reviews its marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairment of marketable securities are recognized in the statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable securities, or if it is more likely than not that the Company will be required to sell the marketable securities before recovery of the amortized cost basis.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and marketable securities. The Company’s cash, cash equivalents and marketable securities are held in accounts with a financial institution that management believes is creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

Deferred initial public offering costs

Deferred public offering costs, which primarily consist of direct, incremental legal and accounting fees related to the IPO, were capitalized within other assets as of December 31, 2013. The Company incurred $2.4 million in IPO costs and in February 2014, these public offering costs were offset against the proceeds upon completion of the IPO.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, (“ASC 820”) established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and marketable securities (Note 3) and warrants (Note 8).

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

Except for the valuation methodology utilized to value the warrants to purchase redeemable securities (Note 8), there have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2014, 2013, and 2012. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2014, 2013 and 2012.

Derivative Instruments

The Company occasionally issues financial instruments in which a derivative instrument is “embedded”. Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value with any changes in fair value recorded in current period earnings.

In connection with the issuance of the 2014 Term Loan (Note 7), the Company evaluated all features of the agreement noting none that required bifurcation under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the statements of operations. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated useful life
Laboratory equipment	5 years
Furniture and office equipment	5 years
Computer equipment and software	3-5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

Impairment of long-lived assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses in any reporting periods through December 31, 2014.

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

Revenue recognition

The Company has generated revenue solely through research and development grants with private not-for-profit organizations and federal agencies for the development and commercialization of product candidates.

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

Grant revenue

The Company has received grants from private not-for-profit organizations and federal agencies. Grant revenue consists of revenue earned from grants to conduct vaccine development research. Funds received in advance of services being performed are recorded as deferred revenue. Revenue under these grants is recognized as research services are performed. The Company recognized a total of $308 thousand, $731 thousand, and $2.0 million in 2014, 2013, and 2012, respectively, related to these grants.

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T cell antigens for malaria vaccines. The grant will allow for the continued expansion of the Company’s malaria antigen library and aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company recognized revenue of $308 thousand under the agreement in the fourth quarter of 2014.

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

License agreement

In 2012, the Company entered into a license agreement with a not-for-profit entity whereby the not-for-profit entity could utilize certain programs discovered or developed by the Company in certain developing countries. The Company did not receive any up-front consideration related to this agreement; however, the Company is entitled to receive reimbursement of a pro rata share of any payments, including milestone payments, that the Company is required to make under license agreements with third parties that comprise these programs. As of December 31, 2014, the licenses from third parties that comprise these programs have not been determined yet as these programs are either in the early stages of development or have not yet been identified. As a result, the Company is not currently eligible to receive any milestone payments under this arrangement.

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

Stock-based compensation expense

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations and comprehensive loss based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and FASB ASC Topic 505, Equity, (“ASC 505”) and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black- Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected volatility of the Company’s stock price, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and e) the estimated fair value of the Company’s common stock on the measurement date. Due to the limited operating history of the Company as a public entity and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future. Refer to Basis of presentation and use of estimates in Note 2 for a discussion of the Company’s estimated fair value of its common stock prior to the IPO. Following the closing of the Company’s IPO, the fair value of common stock is determined based on the quoted market price of the common stock.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Comprehensive loss

Comprehensive loss consists of net income or loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. For all periods presented other comprehensive income (loss), if any, consists of unrealized gains and losses on the Company’s investments.

Recent accounting pronouncements

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

January 1, 2017

At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations, and the Company is evaluating the effects of the new standard on this type of revenue.

ASU No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The standard requires a company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued.

		January 1, 2017	The Company is evaluating the effects of the new standard, but does not expect it will have a material impact on its financial conditions, results of operations, or cash flows.
Standards that were adopted
ASU No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”)

The standard eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

		June 30, 2014	The Company adopted ASU 2014-10 on June 30, 2014, and the adoption did not have a material impact on its financial statements.

Subsequent events

The Company considers events or transactions that occur after the balance sheet date but prior to the date the financial statements are issued for potential recognition or disclosure in the financial statements.

3. Cash, cash equivalents and marketable securities

As of December 31, 2014 and 2013, cash, cash equivalents and, in the case of December 31, 2014, marketable securities comprised funds in depository, money market accounts and U.S. treasury securities.

The following table presents the cash, cash equivalents and marketable securities carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Cash	$1,066	$1,066	$—	$—
Money Market funds, included in cash equivalents	18,992	18,992	—	—
Marketable securities - U.S. treasuries	27,021	27,021	—	—
Total	$47,079	$47,079	$—	$—
December 31, 2013
Cash	$249	$249	$—	$—
Money Market funds, included in cash equivalents	11,959	11,959	—	—
Total	$12,208	$12,208	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of December 31, 2014 and 2013.

Marketable securities at December 31, 2014 consist of the following (in thousands):

	Contracted Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current
U.S. Treasuries	166-365 days	$27,028	$—	$(7)	$27,021
Total		$27,028	$—	$(7)	$27,021

At December 31, 2014, the aggregate fair value of marketable securities in an unrealized loss position was $24.0 million with unrealized losses of $8 thousand. At December 31, 2014, the aggregate fair value of marketable securities in an unrealized gain position was $3.0 million with unrealized gains of $1 thousand. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2014.

The Company did not hold any marketable securities as of December 31, 2013.

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013

Prepaid tenant improvement costs	$—	$237
Prepaid insurance	90	7
Prepaid research and development costs	664	190
Interest receivable	21	—
Other	188	76
Total	$963	$510

5. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2014	2013

Laboratory equipment	$2,510	$1,694
Furniture office equipment	186	14
Computer equipment and software	257	142
Leasehold improvements	799	344
Total property and equipment	3,752	2,194
Accumulated depreciation	(1,796)	(1,329)
Property and equipment, net	$1,956	$865

Depreciation expense was $469 thousand, $318 thousand and $300 thousand for the years ended December 31, 2014, 2013, 2012.

During 2014, the Company sold fully depreciated fixed assets with an original cost basis of $12 thousand and a net book value of $10 thousand, recognizing a gain on sale of $18 thousand. The Company did not sell or dispose of any fixed assets during 2013.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2014	2013

Payroll and employee-related costs	$1,066	$738
Research and development costs	1,117	323
Accrued professional fees	270	303
Other	33	54
Total	$2,486	$1,418

7. Long-term debt

In October 2011, the Company entered into a Loan and Security Agreement with a financial institution, which provided for up to $5.0 million in debt financing (“2011 Term Loan”). The 2011 Term Loan provided for a draw-down period on the facility through March 1, 2012. On March 1, 2012, the Company drew down the full $5.0 million available under the terms of this arrangement.

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

In connection with the 2011 Term Loan, the Company issued a fully-exercisable warrant to purchase 517,242 shares of Series B Preferred Stock. Upon completion of our IPO, these Series B preferred stock warrants automatically converted into warrants exercisable for 43,465 shares of Common Stock at an exercise price of $6.90 per share (Note 5). The 2011 Term Loan was collateralized by all the assets of the Company, except for those assets collateralized by an equipment term loan that was repaid as of December 31, 2013.

On September 30, 2013, the Company entered into a new loan agreement which provided up to $10.0 million in debt financing (“2013 Term Loan”). Upon the closing of the 2013 Term Loan, the Company drew down $3.5 million and paid off the remaining balance under the 2011 Term Loan. As part of the early repayment, the Company incurred a loss on debt extinguishment of $0.2 million. The 2013 Term Loan provided for a draw-down period on the remaining facility of $6.5 million, which the Company drew down on December 19, 2013. The Company was obligated to make interest-only payments for the first 9 months and 33 equal payments of principal, together with accrued interest thereafter for each advance. The 2013 Term Loan bore interest at a rate of 8% per annum. The Company was also obligated to pay 2% of the advance on the final repayment date of each draw. The final payment is being accrued over the term of the debt and recorded in accrued interest payable on the balance sheet as at December 31, 2013.

In connection with the 2013 Term Loan, the Company issued a warrant to purchase 689,655 shares of Series C Preferred Stock at $0.58 per share. Upon the completion of our IPO, these Series C preferred stock warrants automatically converted into warrants exercisable for 57,954 shares of Common Stock at an exercise price of $6.90 per share (Note 5).

On November 20 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc., (“Hercules”), which provided up to $27.0 million in debt financing in three separate tranches (“2014 Term Loan”). The first tranche of $17.0 million is available through June 30, 2015. The second tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing GEN-003 Phase 2 dose optimization trial and either (i) the commencement of the Company’s next clinical trial for GEN-003 or (ii) the receipt of at least $40.0 million in net proceeds from an equity financing and/or a strategic corporate partnership. The third tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing Phase 2 human challenge study for GEN-004.

The 2014 Term Loan matures on July 1, 2018. If the eligibility requirements for the second tranche are met, the maturity date may be extended to December 31, 2018 at the Company’s sole election.

Each advance accrues interest at a floating rate per annum equal to the greater of (i) 7.25% or (ii) the sum of 7.25% plus the prime rate minus 5.0%. The 2014 Term Loan provides for interest-only payments until December 31, 2015, which may be extended at the Company’s sole election for a six month period if the eligibility requirements for the second tranche are met. Thereafter, payments will be made monthly in 30 equal installments of principal and interest (subject to recalculation upon a change in prime rates). The 2014 Term Loan may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules.  Prepayments will be subject to a charge of 3.0% if an advance is prepaid within twelve months following the closing date, 2.0%, if an advance is prepaid between twelve months and twenty four months following the closing date, and 1.0% thereafter. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 5.0% per annum on any outstanding amounts past due. The Company must also pay an End of Term Charge of 4.95% of the balance drawn when the advances are repaid.

The 2014 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property.  The Loan Agreement contains non-financial covenants and representations, including a financial reporting covenant, and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants.

The Loan Agreement contains a Material Adverse Effect provision that requires all material adverse effects to be reported under the financial reporting covenant. Loan advances are subject to a representation that no event that has had or could reasonably be expected to have a Material Adverse Effect has occurred and is continuing. Under the Loan Agreement, a Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the Loan Agreements, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by the lender under the same terms as an event of default.

Events of default under the Loan Agreement include failure to make any payments of principal or interest as due on any outstanding indebtedness, breach of any covenant, any false or misleading representations or warranties, insolvency or bankruptcy, any attachment or judgment on the Company’s assets of at least $100,000, or the occurrence of any material default of the Company involving indebtedness in excess of $100,000. If an event of default occurs, repayment of all amounts due under the Loan Agreement may be accelerated by the lender, including the applicable Prepayment Charge.

The 2014 Term loan is automatically redeemable upon a change in control whereas the Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date including any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment including the End of Term Charge and the applicable Prepayment Charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by the lender.

Upon closing the 2014 Term Loan, the Company drew down $12.0 million under the first tranche of the Loan Agreement using approximately $9.8 million of the proceeds to repay all outstanding indebtedness under the 2013 Term Loan. As a result, the Company recorded $435 thousand as a loss on extinguishment of debt which was recorded in other income / expense on the Statements of Operations. The loss on extinguishment consisted of deferred debt charges, the unamortized portion of the original issue discount related to the 2013 Term Loan and other fees associated with extinguishing the debt.

In connection with the 2014 Term Loan Agreement, the Company issued a common stock warrant to Hercules on November 20, 2014. The warrant is exercisable for 73,725 shares of the Company’s Common Stock (equal to $607,500 divided by the exercise price of $8.24). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of Common Stock, subdivision or combination of the shares of Common Stock or certain dividends payments. The warrant is exercisable until November 20, 2019 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect. The warrant has been classified as equity for all periods it has been outstanding.

Contemporaneously with the 2014 Loan Agreement, the Company also entered into an equity rights letter agreement on November 20, 2014 (the “Equity Rights Letter Agreement”). Pursuant to the Equity Rights Letter Agreement, the Company issued to Hercules 223,463 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2.0 million at a price per share equal to the closing price of the Company’s Common Stock as reported on The NASDAQ Global Market on November 19, 2014 (the “Initial Equity Investment”).  The shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

Additionally, under the Equity Rights Letter Agreement, Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Equity Rights Letter Agreement, and all rights and obligations thereunder, will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate and (2) the later of (a) the repayment of all indebtedness under the Loan Agreement and (b) the expiration or termination of the exercise period for the warrant issued in connection with the Loan Agreement. The Company allocated $36 thousand of financing costs to additional paid-in capital for issuance fees that were reimbursed to Hercules.

In connection with the issuance of the 2014 Term Loan, the Company incurred $103 thousand of financing costs which were recorded in other assets. The Company also reimbursed the lenders $210 thousand for debt financing costs which has been recorded as a debt discount. The 2014 Term Loan included various embedded features which were evaluated for separate accounting as derivatives under ASC Topic No. 815, “Derivatives and Hedging”. In accordance with Topic No. 815, it was determined that none of these embedded features required separate accounting from the debt host.  The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method.

As of December 31, 2014 and 2013, the Company had outstanding borrowings under the 2014 Term Loan of $12.0 million and none, respectively. Interest expense related to the 2014 Term Loan was $143 thousand and $0 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had outstanding borrowings under the 2013 Term Loan of none and $10.0 million, respectively. Interest expense related to the 2013 Term Loan was $813 thousand and $124 thousand for the years ended December 31, 2014 and 2013, respectively.

Future principal payments on the 2014 Term Loan are as follows (in thousands):

December 31,
2014

2015	$—
2016	4,529
2017	4,876
2018	2,595
Total	$12,000

8. Warrants

Warrants outstanding represent the right to acquire the following number of shares (in thousands):

	December 31,	December 31,
	2014	2013

Warrants to purchase Series A Preferred Stock	—	1,085
Warrants to purchase Series B Preferred Stock	—	517
Warrants to purchase Series C Preferred Stock	—	690
Warrants to purchase Common Stock	78	—
Total	78	2,292

Hercules Warrants

In accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815), the Company determined the common stock warrant issued to Hercules to be equity classified. The Company estimated the fair value of this warrant as of the issuance date using a Black-Scholes option pricing model (with a 10% discount for lack of marketability) with the following assumptions:

November 20,
2014

Fair value of underlying instrument	$9.05
Expected volatility	70.0%
Expected term (in years)	5.00
Risk-free interest rate	1.64%
Expected dividend yield	0.0%

The Company utilized this fair value in its allocation of debt proceeds between debt and the warrants which was performed on a relative fair value basis. Ultimately, the Company allocated $334 thousand to the Hercules warrants and recognized this amount in additional paid-in capital.

As of December 31, 2014, the common stock warrants issued to Hercules had not been exercised and were still outstanding.

Warrants to purchase redeemable securities

As of December 31, 2013, the Company had outstanding warrants to purchase 2,291,512 shares of redeemable convertible preferred stock. On January 29, 2014, 21,695 warrants to purchase Series A preferred stock were exercised for cash. On February 4, 2014, an additional 28,926 warrants to purchase Series A preferred stock were exercised for cash. Prior to the completion of our IPO on February 10, 2014, warrants to purchase 987,840 shares of Series A preferred stock were exercised in a cashless exercise for 316,932 shares of Series A preferred stock, which automatically converted into 26,633 shares of Common Stock upon the completion of our IPO. Also upon the completion of our IPO, warrants exercisable for 1,253,051 shares of redeemable convertible preferred stock were automatically converted into warrants exercisable for 105,297 shares of Common Stock. On February 12, 2014, 43,465 warrants were exercised in a cashless exercise for 16,593 shares of Common Stock. On April 23, 2014, 57,954 warrants were exercised in a cashless exercise for 37,250 shares of Common Stock. As of December 31, 2014, 3,878 of these warrants remained outstanding.

In connection with the completion of our IPO, all the warrants exercisable for redeemable convertible preferred stock were automatically converted into warrants exercisable for Common Stock, resulting in the reclassification of the related warrant to purchase redeemable securities liability to additional paid-in capital as the warrants to purchase shares of Common Stock are accounted for as equity instruments. The warrant to purchase redeemable securities liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of December 31, 2014, the Company had no outstanding warrants to purchase redeemable securities liability.

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

The following table sets forth a summary of changes in the fair value of the Company’s warrants to purchase redeemable securities, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	Years ended December 31,
	2014	2013	2012

Beginning balance	$656	$246	$339
Warrants issued		188	—
Change in fair value	725	222	(93)
Warrants exercised	(323)	—	—
Reclassification to accumulated paid-in capital	(1,058)	—	—
Ending balance	$—	$656	$246

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

9. Commitments and contingencies

Significant Contracts and Agreements

In August 2006, the Company entered into an agreement to license certain intellectual property from The Regents of the University of California. The agreement calls for payments to be made by the Company upon the occurrence of a certain development milestone and a certain commercialization milestone for each distinct product covered by the licensed patents, in addition to certain royalties to be paid on marketed products or sublicense income. The Company did not incur any expenses under this agreement for the years ended December 31, 2014, 2013 and 2012.

In November 2007, the Company entered into an agreement to license certain intellectual property from Harvard University. The agreement calls for payments to be made by the Company upon the occurrence of certain development and regulatory milestones, in addition to certain royalties on marketed products or sublicense income. In addition, the Company must make annual maintenance fee payments, which vary depending on the type of products under development. The Company incurred expenses of $157 thousand, $83 thousand and $83 thousand in annual maintenance fees and clinical milestones to Harvard University for the years ended December 31, 2014, 2013 and 2012, respectively. The Company notified the President and Fellows of Harvard College of its partial termination of the license agreement with regard to the intellectual property covering chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with the President and Fellows of Harvard College with regard to the intellectual property covering chlamydia antigens will be terminated. The Company determined that the chlamydia antigens were not relevant to the continued development of GEN-001. The Company will continue to maintain exclusive rights to aspects of the ATLAS platform covered by Harvard University intellectual property.

In August 2009, the Company entered into an agreement to license certain intellectual property from Isconova AB, now Novavax. The agreement calls for payments to be made by the Company upon the occurrence of certain development and commercial milestones, in addition to certain royalties to be paid on marketed products or sublicense income.

The Company incurred expenses of $402 thousand, none and $290 thousand related to services provided by Novavax for the years ended December 31, 2014, 2013 and 2012, respectively.

In January 2010, the Company entered into an agreement to license certain intellectual property from the University of Washington. The agreement also calls for payments to be made by the Company upon the occurrence of certain development and commercial milestones, in addition to certain royalties on marketed products or sublicense income. In addition, the Company must make annual maintenance fee payments, which vary depending on the number of years from the effective date. The Company incurred expenses of $24 thousand, $45 thousand and $15 thousand related to this agreement for the years ended December 31, 2014, 2013, 2012, respectively. Effective October 27, 2014, the agreement between the Company and the University of Washington was terminated. As of December 31, 2014 no further rights or obligations exist under the terminated agreement.

In March 2014, the Company announced a joint research collaboration with Dana-Farber Cancer Institute and Harvard Medical School to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of our proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches.

Supply agreement

In August 2009, the Company entered into a supply agreement with a third party for the manufacture and supply of antigens used in the Company’s product candidates. The agreement calls for payments to be made by the Company upon the occurrence of certain manufacturing milestones, in addition to reimbursement of certain consumables. In June 2013, the Company entered into another supply agreement with the same vendor for the manufacture and supply of antigens to be used in the Company’s next clinical trials. The Company incurred expenses of $791 thousand, $1.5 million, $180 thousand related to these agreements for the years ended December 31, 2014, 2013, and 2012, respectively.

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe.  The Company incurred expenses of $3.5 million, none, and none, under this agreement for the years ended December 31, 2014, 2013 and 2012, respectively.

In October 2014, the Company entered a product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”). The product development and clinical supply agreement provides the terms and conditions under which Baxter will formulate, fill, inspect, package, label and test our lead product, GEN-003 for clinical supply. The Company is obligated to pay Baxter for each batch of GEN-003 manufactured. Additionally, certain set-up fees and equipment purchased for the purposes of batch production will be invoiced separately by Baxter. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company has not any incurred expenses under this agreement for the years ended December 31, 2014, 2013 and 2012.

Lease commitments

In July 2012, the Company leased office and laboratory space under an operating sublease (“2012 Facilities Sublease”) that expired in February 2014. The Company concurrently signed an operating lease for the same space with the master landlord (“2012 Master Facilities Lease”) that commenced in March 2014 and expires in February 2017.

As of December 31, 2014, the minimum future lease payments under the 2012 Master Facilities Lease are as follows (in thousands):

Operating lease
2015	$976
2016	1,012
2017	170
Total minimum lease payments	$2,158

The Company recorded $803 thousand, $476 thousand, and $1.1 million in rent expense for the years ended December 31, 2014, 2013, and 2012, respectively.

Restricted cash related to facilities leases

Restricted cash related to facilities leases consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

2012 Facilities Sublease	$—	$157
2012 Master Facilities Lease	316	158
Total	$316	$315

At December 31, 2014, the Company has an outstanding letter of credit with a financial institution related to a security deposit for the 2012 Master Facilities Lease, which is secured by cash on deposit and expires on February 28, 2017. The letter of credit related to the 2012 Facilities Sublease expired on April 30, 2014.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

10. Redeemable convertible preferred stock

Upon the completion of our IPO on February 10, 2014, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 11,466,479 shares of its Common Stock. As of December 31, 2014, the Company does not have any redeemable convertible preferred stock issued or outstanding.

As of December 31, 2013, the total authorized capital stock of the Company was 321,340,959 shares, which included 4,615,385 shares of Seed Preferred Stock, $0.001 par value per share; 36,661,538 shares of Series A Preferred Stock $0.001 par value per share; 35,098,520 shares of Series B Preferred Stock, $0.001 par value per share; and 53,275,861 shares of Series C Preferred Stock, $0.001 par value per share. On February 10, 2014, the Company closed its IPO. In conjunction with this transaction, all shares of the Company’s redeemable convertible preferred stock were converted into 11,466,479 shares of Common Stock.

11. Common stock

At December 31, 2014, the Company had authorized 175,000,000 shares of Common Stock, $0.001 par value per share, of which 17,869,235 shares were issued and 17,852,389 were outstanding.

General

Prior to the completion of our IPO on February 10, 2014, the voting, dividend and liquidation rights of the holders of shares of Common Stock were subject to and qualified by the rights, powers and preferences of the holders of shares of preferred stock. The Common Stock has the following characteristics:

Voting

The holders of shares of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders and written actions in lieu of meetings. The Common Stockholders have the right to elect one of the eight Directors.

Dividends

The holders of shares of Common Stock are entitled to receive dividends, if and when declared by the board of directors. Cash dividends may not be declared or paid to holders of shares of Common Stock until paid on each series of outstanding preferred stock in accordance with their respective terms. As of December 31, 2014, no dividends have been declared or paid since the Company’s inception.

Liquidation

After payment to the holders of shares of preferred stock of their liquidation preferences, the holders of the Common Stock are entitled to share ratably in the Company’s assets available for distribution to stockholders, in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or upon the occurrence of a deemed liquidation event. As of December 31, 2014, the Company does not have any preferred stock issued or outstanding.

Restricted stock

During 2006 and 2007, the Company’s founders and certain employees were issued shares and entered into Stock Restriction and Repurchase Agreements with the Company. During 2013, a director of the Company early exercised stock options and received 31,092 shares of Common Stock which were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreements, shares of Common Stock issued are subject to a vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. All shares of Common Stock become fully vested within four years of the date of grant. As of December 31, 2013, the Company had 24,615 shares of nonvested restricted stock that were subject to repurchase by the Company. As of December 31, 2014, the Company has issued 35,964 shares of restricted common stock of which 19,124 shares have vested and 16,840 shares are subject to repurchase by the Company.

Reserve for future issuance

The Company has reserved for future issuances the following number of shares of Common Stock (in thousands):

	December 31,	December 31,
	2014	2013
Conversion of Seed Preferred Stock	—	388
Conversion of Series A Preferred Stock	—	2,990
Conversion of Series B Preferred Stock	—	3,613
Conversion of Series C Preferred Stock	—	4,419
Options to purchase Common Stock	2,373	1,823
Options to purchase Common Stock under ESPP	185	—
Warrants to purchase Series A Preferred Stock	—	91
Warrants to purchase Series B Preferred Stock	—	43
Warrants to purchase Series C Preferred Stock	—	58
Warrants to purchase Common Stock	78	—
	2,636	13,425

12. Stock-based compensation

The Company’s board of directors adopted the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by its stockholders and became effective prior to the commencement of our IPO. The 2014 Equity Plan replaced the 2007 Equity Incentive Plan (the “2007 Equity Plan”).

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

Outstanding options awards granted from the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. The shares of Common Stock underlying awards that are cancelled, forfeited, repurchased, expire or are otherwise terminated under the 2007 Equity Plan are added to the shares of Common Stock available for issuance under the 2014 Equity Plan. As of December 31, 2014, the number of common shares that may be issued under both equity plans is 2,373,348 and 83,015 remain available for future grants.

During the years ended 2014, 2013 and 2012, the Company granted a total of none, 44,345 and 49,127 stock options, respectively, to consultants and members of its Scientific Advisory Board, which are included in the following stock option table. The options generally vest over a four-year period, and have a life of ten years. Certain senior advisors of the Company received options that vest upon the occurrence of certain milestones. Stock options issued to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period. The total expense related to all nonemployee options for the years ended December 31, 2014, 2013 and 2012 was $324 thousand, $143 thousand and $18 thousand, respectively.

Stock Based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Years ended December 31,
	2014	2013	2012

Research and development	$1,511	$322	$102
General and administrative	1,394	350	205
Total	$2,905	$672	$307

Stock Options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2013	1,576	$2.66	7.64	$6,682
Granted	1,065	$12.79
Exercised	(282)	$2.42
Canceled	(69)	$7.42
Outstanding at December 31, 2014	2,290	$7.26	8.08	$5,332
Exercisable at December 31, 2014	1,029	$3.36	6.86	$4,198
Vested or expected to vest at December 31, 2014	2,078	$6.98	7.99	$5,123

During the years ended December 31, 2014, 2013 and 2012, the Company granted stock options to purchase an aggregate of 1,064,640, 559,742 and 54,883 of its Common Stock, respectively, with a weighted-average grant date fair values of $10.11, $3.41 and $1.31, respectively.

The total intrinsic value of options exercised in the year ended December 31, 2014 was $3.1 million and was de minimis in the years ended December 31, 2013 and 2012. As of December 31, 2014, there was $9.4 million of total unrecognized compensation cost related to employee nonvested stock options granted under the Company’s equity plans.

The total unrecognized compensation costs related to non-employees in the year ended December 31, 2014, was $55 thousand and was immaterial in the years ended December 31, 2013 and 2012.

Total unrecognized compensation cost for employee and non-employee will be adjusted for future forfeitures. The Company expects to recognize that cost over a remaining weighted-average period of 3.23.

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions and the assumptions regarding the fair value of the underlying Common Stock on each measurement date:

	Years ended December 31,
	2014	2013	2012

Expected Volatility	86.2%-103.6%	97.1%	99.2%
Risk-free interest rate	1.75%-2.00%	0.59%-1.83%	0.99%
Expected term (in years)	6.25	6.25	6.25
Expected dividend yield	0%	0%	0%

Performance-Based Stock Options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. During the year ended December 31, 2014, the Company determined that 96,988 options related to performance-based milestones were probable of achievement and, accordingly, recorded $453 thousand in related stock-based compensation expense during the year ended December 31, 2014. As of December 31, 2014, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee Stock Purchase Plan

In connection with the completion of the Company’s IPO on February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of Common Stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering under the 2014 ESPP began on July 1, 2014. During the year ended December 31, 2014, 15,622 shares were issued under the 2014 ESPP with 185,154 shares remaining for future issuance under the plan as of December 31, 2014. The Company incurred $43 thousand in stock-based compensation expense related to the 2014 ESPP for the year ended December 31, 2014.

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

14. Income taxes

For the years ended December 31, 2014 and 2013, the Company did not record a current or deferred income tax expense or benefit. The Company’s losses before income taxes consist solely of domestic losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
U.S and state net operating loss carryforwards	$39,721	$27,616
Research and development credits	3,655	2,749
Stock based compensation	770	369
Purchased intangibles	245	269
Capitalized organizational and start up expenditures	153	173
Accruals and other temporary differences	659	478
Total deferred tax assets	45,203	31,654
Less valuation allowance	(45,203)	(31,654)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2014 and 2013. The valuation allowance increased approximately $13.4 million and $8.7 million during the year ended December 31, 2014 and 2013, respectively, due primarily to the generation of net operating losses during each period.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Years ended December 31,
	2014	2013	2012
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.6%	5.1%	6.8%
Permanent differences	(2.1)%	(0.9)%	(0.2)%
Research and development credit	1.8%	3.6%	0.0%
Other	0.1%	0.0%	0.0%
Change in valuation allowance	(38.4)%	(41.8)%	(40.6)%
Effective tax rate	0.0%	0.0%	0.0%

As of December 31, 2014, 2013, and 2012, the Company had U.S. federal net operating loss carryforwards of approximately $105.0 million, $71.4 million, and $51.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. As of December 31, 2014, 2013, and 2012, the Company also had U.S. state net operating loss carryforwards of approximately $90.5 million, $64.5 million, and $49.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. Included in the federal and state net operating loss carryforwards are approximately $1.9 million, $130 thousand, and none, respectively, of deductions related to the exercise of stock options. These amounts represent an excess tax benefit which will be realized when it results in the reduction of cash income tax in accordance with ASC 718.

As of December 31, 2014, 2013, and 2012, the Company had federal research and development tax credit carryforwards of approximately $2.6 million, $1.9 million, and $1.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034. As of December 31, 2014, 2013 and 2012, the Company had state research and development tax credit carryforwards of approximately $1.7 million, $1.3 million, and $929 thousand, respectively, available to reduce future tax liabilities which expire at various dates through 2029.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

For all years through December 31, 2014, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company files income tax returns in the United States and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

15. Net loss per share attributable to common stockholders

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the years ended December 31, 2014, 2013 and 2012 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Years ended December 31,
	2014	2013	2012
Preferred stock	—	11,409	8,493
Warrants	78	193	135
Outstanding options	2,290	1,576	1,054
Total	2,368	13,178	9,682

16. Quarterly financial information (unaudited, in thousands, except share and per share data)

	Three Months Ended,
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Revenue	$—	$—	$—	$308
Operating expenses	6,373	6,909	8,958	11,234
Net loss	(7,329)	(7,146)	(9,171)	(11,650)
Net loss per attributable to common stockholders	(7,509)	(7,146)	(9,171)	(11,650)
Net loss per share attributable to common stockholders - basic and diluted	(0.76)	(0.41)	(0.53)	(0.66)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	9,859	17,346	17,465	17,696

	Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Revenue	$259	$228	$224	$20
Operating expenses	4,790	4,977	4,699	6,190
Net loss	(4,664)	(4,957)	(4,839)	(6,346)
Net loss per attributable to common stockholders	(5,059)	(5,357)	(5,244)	(6,751)
Net loss per share attributable to common stockholders - basic and diluted	$(17.09)	$(18.10)	$(17.72)	$(22.50)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	296	296	296	300

17. Subsequent events

The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2014 through February 27, 2015, the date the financial statements were issued, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2014 and events which occurred subsequently but were not recognized in the financial statements. The Company has no subsequent events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark

William Clark
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
William Clark

/s/ Jonathan Poole	Chief Financial Officer	February 27, 2015
Jonathan Poole	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Bate
Kenneth Bate	Director	February 27, 2015

/s/ Kevin Bitterman
Kevin Bitterman, Ph.D.	Director	February 27, 2015

/s/ Katrine Bosley
Katrine Bosley	Director	February 27, 2015

/s/ Michael Higgins
Michael Higgins	Director	February 27, 2015

/s/ Stephen J. Hoffman
Stephen J. Hoffman	Director	February 27, 2015

/s/ George Siber
George Siber, M.D.	Director	February 27, 2015

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.2

Form of Warrant to Purchase Preferred Stock, dated January 7, 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.3

Preferred Stock Purchase Warrant, dated September 30, 2013, issued to Ares Capital Corporation (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.4

Fourth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.5

Warrant Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

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

Exhibit Number	Exhibit

10.9

Agreement Regarding Sublease, dated as of July 9, 2012, by TBCI, LLC, FoldRx Pharmaceuticals, Inc., Pfizer Inc. and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.10

Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended on June 24, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.11†

Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated May 16, 2007, as amended on June 30, 2009, December 16, 2010, June 15, 2011 and June 5, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.12†

Amended and Restated Employment Letter Agreement between William Clark and Genocea Biosciences, Inc., dated January 16, 2014 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

10.13†

Amended and Restated Employment Letter Agreement between Seth Hetherington, M.D. and Genocea Biosciences, Inc., dated January 16, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

10.14†

Letter Agreement, dated April 7, 2014, between the Company and Jonathan Poole (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on April 8, 2014)

10.15†

Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

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

10.24†

Letter Agreement, dated January 9, 2014 terminating the Letter Agreement between Genocea Biosciences, Inc. and Katrine Bosley, dated February 4, 2013 (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.25†

Restricted Stock Agreement between Genocea Biosciences, Inc. and Katrine Bosley, dated November 7, 2013 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.26†

Genocea Biosciences, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

10.27†

Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated May 13, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.28†

Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated November 5, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.29+

Bioprocessing Services Agreement between the Company and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-36289, filed on May 9, 2014)

10.30

Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.31

Equity Rights Letter Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.32*+	Product Development and Clinical Supply Agreement between the Company and Baxter Pharmaceutical Solutions LLC, dated October 23, 2014

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

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