Form 10-Q
period 2015-03-31
GENOCEA BIOSCIENCES, INC.
filed 2015-05-08
CIK 1457612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were 24,149,547 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “anticipate”, “believe”, “contemplate”, “continue”, “could”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “may”, “plan”, “potential”, “predict”, “project”, “should”, “target”, “will”, “would”, or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

Genocea Biosciences, Inc.

Form 10-Q

For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.                   Financial Statements

Genocea Biosciences, Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$57,471	$20,058
Marketable securities	27,022	27,021
Prepaid expenses and other current assets	1,132	963
Total current assets	85,625	48,042
Property and equipment, net	2,137	1,956
Restricted cash	316	316
Other assets	338	117
Total assets	$88,416	$50,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,758	$2,692
Accrued expenses and other current liabilities	3,262	2,486
Deferred revenue	556	555
Current portion of long-term debt	1,102	—
Current portion of deferred rent	116	107
Total current liabilities	7,794	5,840
Non-current liabilities:
Long-term debt, net of current portion	10,480	11,488
Deferred rent, net of current portion	136	168
Deferred revenue, net of current portion	228	350
Other non-current liabilities	32	78
Total liabilities	18,670	17,924
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized – 25,000 shares; Issued and outstanding – 0 shares at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value;
Authorized – 175,000 shares; Issued – 24,152 and 17,869 shares at March 31, 2015 and December 31, 2014, respectively; outstanding – 24,137 and 17,852 at March 31, 2015 and December 31, 2014, respectively	24	18
Additional paid-in-capital	197,229	147,923
Accumulated other comprehensive income (loss)	4	(7)
Accumulated deficit	(127,511)	(115,427)
Total stockholders’ equity	69,746	32,507
Total liabilities and stockholders’ equity	$88,416	$50,431

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Grant revenue	$121	$—

Operating expenses:
Research and development	8,509	4,407
General and administrative	3,389	1,966
Total operating expenses	11,898	6,373
Loss from operations	(11,777)	(6,373)
Other expense:
Change in fair value of warrants	—	(725)
Interest expense, net	(307)	(231)
Other expense	(307)	(956)
Net loss	$(12,084)	$(7,329)
Reconciliation of net loss to net loss applicable to common stockholders

Net loss	$(12,084)	$(7,329)
Accretion of redeemable convertible preferred stock to redemption value	—	(180)
Net loss attributable to common stockholders	$(12,084)	$(7,509)
Net loss per share attributable to common stockholders-basic and diluted	$(0.64)	$(0.76)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	18,834	9,859

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Condensed Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(12,084)	$(7,329)
Other comprehensive income:
Unrealized gain on available-for-sale securities	11	—
Comprehensive loss	$(12,073)	$(7,329)

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(12,084)	$(7,329)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	180	78
Stock-based compensation	915	881
Net amortization of premium on investments	10	—
Change in fair value of warrants liability	—	725
Non-cash interest expense	101	16
Changes in operating assets and liabilities:
Restricted cash	—	(158)
Prepaid expenses and other current assets	(139)	(435)
Other long-term assets	(174)	723
Accounts payable	(143)	(1,095)
Deferred revenue	(121)	—
Accrued expenses and other liabilities	729	60
Deferred rent	(22)	(15)
Accrued interest payable	—	15
Net cash used in operating activities	(10,748)	(6,534)
Investing activities
Purchases of property and equipment	(232)	(27)
Net cash used in investing activities	(232)	(27)
Financing activities
Proceeds from IPO, net of issuance costs	—	60,133
Proceeds from underwritten public offering, net of issuance costs	48,367	—
Proceeds from exercise of stock options	26	26
Proceeds from the exercise of warrants	—	33
Net cash provided by financing activities	48,393	60,192
Net increase in cash and cash equivalents	$37,413	$53,631
Cash and cash equivalents at beginning of period	20,058	12,208

Cash and cash equivalents at end of period	$57,471	$65,839
Supplemental cash flow information
Cash paid for interest	$218	$174
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock upon closing of IPO	$—	$81,774
Reclassification of prepaid IPO closing costs from non-current assets to additional paid-in capital	$—	$997
Reclassification of warrants to additional paid-in capital	$—	$1,381
Accretion of redeemable convertible preferred stock to redemption value	$—	$180
Vesting of restricted stock	$3	$3

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

(unaudited)

1. Organization and operations

The company

Genocea Biosciences, Inc. (the “Company”) is a clinical stage biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company has two products in clinical development:

•                  GEN-003, an immunotherapy to treat patients with genital herpes. The Company has completed enrollment in a Phase 2 dose optimization clinical trial and expects to report top-line viral shedding and genital lesion rate changes from baseline for each dose group for the 28-day monitoring period after vaccination late in the second quarter of 2015.

•                  GEN-004, a universal vaccine which is being developed to prevent infections caused by all serotypes of pneumococcus. The Company has completed enrollment in a Phase 2 human challenge clinical trial and expects to report top-line data in the fourth quarter of 2015.

The Company also has other product candidates that are currently in preclinical development. The Company developed GEN-003, GEN-004 and its preclinical product candidates using its proprietary platform technology called the AnTigen Lead Acquisition System (“ATLAS™”). The ATLAS™ platform mimics the human T cell immune response in the laboratory, which could potentially improve the effectiveness of vaccine discovery and reduce the time needed to create promising vaccines.

Underwritten public offering

On March 17, 2015, the Company completed an underwritten public offering of its common stock, $0.001 par value per share (“Common Stock”), pursuant to a shelf registration statement on Form S-3 (the “Registration Statement”), filed with the SEC on March 2, 2015 and a related final prospectus supplement filed on March 12, 2015. An aggregate of 6,272,726 shares of Common Stock, including the exercise in full by the underwriters of their option to purchase an additional 818,181 shares of Common Stock, registered under the Registration Statement were sold at the public offering price of $8.25 per share. Net proceeds of the underwritten public offering, after deducting the underwriting discounts and commissions, were $48.6 million, excluding offering expenses of $276 thousand incurred by the Company.

At-the-market equity offering program

In March 2015, the Company established an at-the-market (“ATM”) equity offering program pursuant to which it is able to offer and sell up to $40 million of its common stock at prevailing market prices from time to time. As of March 31, 2015, the Company had not commenced sales under this program.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2015 and 2014.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014 and the notes thereto which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2015.

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

Marketable securities consist of U.S. treasury securities with maturities of more than 90 days. The Company has determined the appropriate balance sheet classification of the securities as current since they are available for use in current operating activities, regardless of actual maturity dates. Marketable securities are classified as available-for-sale pursuant to FASB ASC Topic 320, Investments — Debt and Equity Securities,(“ASC 320”) and are recorded on the balance sheet at fair value with unrealized gains and losses (excluding other-than-temporary impairments) reported as a separate component of accumulated other comprehensive income (loss). Realized gains and losses, as well as other-than-temporary impairments, are recognized in the condensed statement of operations based on the specific identification method.

The Company reviews its marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairment of marketable securities are recognized in the condensed statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable securities, or if it is more likely than not that the Company will be required to sell the marketable securities before recovery of the amortized cost basis.

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

Deferred public offering costs

At March 31, 2015, the Company had $131 thousand of deferred offering costs, which primarily consist of direct, incremental legal and accounting fees related to the Registration Statement and the initiation of an ATM equity offering program.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and marketable securities (Note 3) and warrants (Note 5).

An entity may elect to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in net loss. The Company did not elect to measure any additional financial instruments or other items at fair value. The Company is also required to disclose the fair value of financial instruments not carried at fair value. The fair value of the Company’s long-term debt (Note 4) is determined using current applicable rates for similar instruments as of the balance sheet dates and assessment of the credit rating of the Company. The carrying value of the Company’s long-term debt approximates fair value because the Company’s interest rate yield is near current market rates. The Company’s long-term debt is considered a Level 3 liability within the fair value hierarchy.

There have been no changes to the valuation methods utilized by the Company during the three months ended March 31, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2015 and 2014.

Reverse stock split

On January 20, 2014, the Board of Directors and stockholders approved a 1-for-11.9 reverse stock split of the Company’s Common Stock, which was effected on January 21, 2014. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment in lieu of receiving fractional shares upon the completion of our initial public offering (“IPO”) on February 17, 2014. The Company’s historical share and per share information were retroactively adjusted to give effect to this reverse stock split. Shares of Common Stock underlying outstanding stock option were proportionately reduced and the respective exercise prices proportionately increased. Shares of Common Stock reserved for future issuance were presented on an as converted basis and the financial statements disclose the adjusted conversion ratios.

Recently adopted accounting pronouncements

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP.

January 1, 2017

At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position. For the foreseeable future, the Company’s revenues will be limited to grants received from government agencies or nonprofit organizations. In April 2015, the FASB issued a proposed one year deferral to the effective date of the new standard. If the proposed one year deferral is approved, the standard will become effective for us on January 1, 2018 (the first quarter of our 2018 fiscal year). We are currently evaluating the method of adoption and the impact of this standard on our financial statements.

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

after the date that the financial statements are issued. This ASU is effective for annual and interim periods ending after December 15, 2016 and earlier application is permitted.

ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).

The standard requires a company to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction of the carrying value of the debt liability, consistent with the accounting treatment of debt discounts. This new standard is required to be adopted on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2015. Early adoption is permitted.

January 1, 2016

As of March 31, 2015 the Company has $92 thousand of unamortized capitalized debt issuance costs that would require reclassification from an asset to a direct deduction of the carrying value of the debt liability under the new standard. The Company is evaluating other possible implications of the new standard in regards to its balance sheet presentation. The standard is not expected to have material impact on the Company’s financial conditions, results of operations, or cash flows.

3. Cash, cash equivalents and marketable securities

As of March 31, 2015 and December 31, 2014, cash, cash equivalents and marketable securities comprised funds in depository, money market accounts and U.S treasury securities.

The following table presents the cash, cash equivalents and marketable securities carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

			Significant
		Quoted prices in active markets	other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Cash	$311	$311	$—	$—
Money Market funds, included in cash equivalents	57,160	57,160	—	—
Marketable securities - U.S. treasuries	27,022	27,022	—	—
Total	$84,493	$84,493	$—	$—
December 31, 2014
Cash	$1,066	$1,066	$—	$—
Money Market funds, included in cash equivalents	18,992	18,992	—	—
Marketable securities - U.S. treasuries	27,021	27,021	—	—
Total	$47,079	$47,079	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by the pricing services as of March 31, 2015 and December 31, 2014.

Marketable securities at March 31, 2015 consist of the following (in thousands):

	Contracted Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current
U.S. Treasuries	76-275 days	$27,018	$4	$—	$27,022
Total		$27,018	$4	$—	$27,022

4.  Long-Term Debt

On November 20, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), which provided up to $27.0 million in debt financing in three separate tranches (“2014 Term Loan”). The first tranche of $17.0 million is available through June 30, 2015, of which $12.0 million was drawn down at loan inception. The second tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing GEN-003 Phase 2 dose optimization trial and either (i) the commencement of the Company’s next clinical trial for GEN-003 or (ii) the receipt of at least $40.0 million in net proceeds from an equity financing and/or a strategic corporate partnership. In March 2015, the Company satisfied the equity financing condition to the second tranche of the 2014 Term Loan by receiving net proceeds of $48.6 million in its underwritten public offering completed on March 17, 2015. As of March 31, 2015, the Company has not drawn down the second tranche. The third tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing Phase 2a human challenge study for GEN-004.

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

The Loan Agreement contains a provision that requires all occurrences that would reasonably be expected to have a material adverse effect (“Material Adverse Effect”) to be reported under the financial reporting covenant. Loan advances are subject to a representation that no event that has had or could reasonably be expected to have a Material Adverse Effect has occurred and is continuing. Under the Loan Agreement, a Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of the agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or the agent’s liens on the collateral or the priority of such liens. Any event that would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and, as such, payment of all or any part of the secured obligations may be accelerated upon and during the continuation of such event.

Events of default under the Loan Agreement include failure to make any payments of principal or interest as due under the Loan Agreement or any other loan document, breach of any covenant (subject to certain additional conditions relating to cure periods and the Company’s actual knowledge of default), any representations or warranties being false or misleading in any material respect,  insolvency or bankruptcy, any attachment, seizure, levy or judgment on the Company’s assets of at least $100,000, or the occurrence of any default under any agreement or obligation of the Company involving indebtedness in excess of $100,000. If an event of default occurs, repayment of all amounts due under the Loan Agreement may be accelerated by the lender, including the applicable prepayment charge.

The 2014 Term Loan is automatically accelerated upon a change in control, such that the Company must prepay the outstanding amount of all principal and accrued interest through the prepayment date and any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment (including the end of term charge) and the applicable prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by the lender.

Upon closing the 2014 Term Loan, the Company drew down $12.0 million under the first tranche of the Loan Agreement using approximately $9.8 million of the proceeds to repay all outstanding indebtedness under the Company’s 2013 loan agreement (“2013 Term Loan”).

In connection with the Loan Agreement, the Company issued a common stock warrant to Hercules on November 20, 2014. The warrant is exercisable for 73,725 shares of the Company’s Common Stock (equal to $607,500 divided by the exercise price of $8.24 per share). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of Common Stock, subdivision or combination of the shares of Common Stock or certain dividends payments. The warrant is exercisable until November 20, 2019 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect. The warrant has been classified as equity for all periods it has been outstanding.

Contemporaneously with the Loan Agreement, the Company also entered into an equity rights letter agreement on November 20, 2014 (the “Equity Rights Letter Agreement”). Pursuant to the Equity Rights Letter Agreement, the Company issued to Hercules 223,463 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2.0 million at a price per share equal to the closing price of the Company’s Common Stock as reported on The NASDAQ Global Market on November 19, 2014 (the “Initial Equity Investment”).  The shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

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

In connection with the issuance of the 2014 Term Loan, the Company incurred $103 thousand of debt issuance costs which were recorded in other assets. The Company also reimbursed the lenders $210 thousand for debt financing costs which has been recorded as a debt discount. The 2014 Term Loan included various embedded features which were evaluated for separate accounting as derivatives under ASC Topic No. 815, “Derivatives and Hedging”. In accordance with Topic No. 815, it was determined that none of these embedded features required separate accounting from the debt host.  The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method.

At March 31, 2015 and December 31, 2014, the principal amount outstanding under the 2014 Term Loan was $12.0 million. Interest expense related to the 2014 Term Loan, including non-cash interest expense, was $319 thousand and none for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015 and December 31, 2014, there was no principal outstanding borrowings under the 2013 Term Loan. Interest expense related to the 2013 Term Loan, including non-cash interest expense, was none and $234 thousand for the three months ended March 31, 2015 and 2014, respectively.

Future principal payments on the 2014 Term Loan are as follows (in thousands):

March 31,
2015

2015	$—
2016	4,529
2017	4,876
2018	2,595
Total	$12,000

5. Warrants

At March 31, 2015 and December 31, 2014, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represent warrants to purchase redeemable securities that were automatically converted to warrants exercisable into Common Stock upon the completion of our IPO on February 10, 2014.

Hercules warrants

In accordance with ASC Topic No. 815, “Derivatives and Hedging”, the Company determined the common stock warrant issued to Hercules to be equity classified. The Company estimated the fair value of this warrant as of the issuance date using a Black-Scholes option pricing model (with a 10% discount for lack of marketability) with the following assumptions:

November 20,
2014

Fair value of underlying instrument	$9.05
Expected volatility	70.0%
Expected term (in years)	5.00
Risk-free interest rate	1.64%
Expected dividend yield	0.0%

The Company utilized this fair value in its allocation of debt proceeds between debt and the warrants which was performed on a relative fair value basis. Ultimately, the Company allocated $334 thousand to the Hercules warrants and recognized this amount in additional paid-in capital during the year ended December 31, 2014.

At March 31, 2015, all of the common stock warrants issued to Hercules remained outstanding.

Warrants to purchase redeemable securities

As of December 31, 2013, the Company had outstanding warrants to purchase 2,291,512 shares of redeemable convertible preferred stock. On January 29, 2014, 21,695 warrants to purchase Series A preferred stock were exercised for cash. On February 4, 2014, an additional 28,926 warrants to purchase Series A preferred stock were exercised for cash. Prior to the completion of our IPO on February 10, 2014, warrants to purchase 987,840 shares of Series A preferred stock were exercised in a cashless exercise for 316,932 shares of Series A preferred stock, which automatically converted into 26,633 shares of Common Stock upon the completion of our IPO. Also upon the completion of our IPO, warrants exercisable for 1,253,051 shares of redeemable convertible preferred stock were automatically converted into warrants exercisable for 105,297 shares of Common Stock. On February 12, 2014, 43,465 warrants were exercised in a cashless exercise for 16,593 shares of Common Stock. On April 23, 2014, 57,954 warrants were exercised in a cashless exercise for 37,250 shares of Common Stock. As of March 31, 2015 and December 31, 2014 3,878 of these common stock warrants remained outstanding.

6. Commitments and contingencies

Significant contracts and agreements

In August 2006, the Company entered into an agreement to license certain intellectual property from The Regents of the University of California. The agreement calls for payments to be made by the Company upon the occurrence of certain development milestones and certain commercialization milestones for each distinct product covered by the licensed patents, in addition to certain royalties to be paid on marketed products or sublicense income. The Company did not incur any expenses under this agreement for the three months ended March 31, 2015, and 2014.

In November 2007, the Company entered into an agreement to license certain intellectual property from Harvard University. The agreement calls for payments to be made by the Company upon the occurrence of certain development and regulatory milestones, in addition to certain royalties on marketed products or sublicense income. In addition, the Company must make annual maintenance fee payments, which vary depending on the type of products under development. The Company did not incur any expenses under this agreement for the three months ended March 31, 2015 and 2014, respectively. The Company notified the President and Fellows of Harvard College of its partial termination of the license agreement with regard to the intellectual property covering chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with the President and Fellows of Harvard College with regard to the intellectual property covering chlamydia antigens has been terminated. The Company determined that the chlamydia antigens were not relevant to the continued development of GEN-001. The Company will continue to maintain exclusive rights to aspects of the ATLAS platform covered by Harvard University intellectual property.

In August 2009, the Company entered into an agreement to license certain intellectual property from Isconova AB, now Novavax. The agreement calls for payments to be made by the Company upon the occurrence of certain development and commercial milestones, in addition to certain royalties to be paid on marketed products or sublicense income. The Company incurred expenses of $12 thousand and none related to services provided by Novavax for the three months ended March 31, 2015 and 2014, respectively.

In March 2014, the Company announced a joint research collaboration with Dana-Farber Cancer Institute and Harvard Medical School to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of our proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches. The Company recognized revenue of $21 thousand and none under the agreement for the three months ended March 31, 2015 and 2014, respectively.

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T cell antigens for malaria vaccines. The grant will allow for the continued expansion of the Company’s malaria antigen library and aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company recognized revenue of $100 thousand and none under the agreement for the three months ended March 31, 2015 and 2014, respectively.

Supply agreements

In August 2009, the Company entered into a supply agreement with a third party for the manufacture and supply of antigens used in the Company’s product candidates. The agreement calls for payments to be made by the Company upon the occurrence of certain manufacturing milestones, in addition to reimbursement of certain consumables. In June 2013, the Company entered into another supply agreement with the same vendor for the manufacture and supply of antigens to be used in the Company’s next clinical trials. The Company incurred expenses of $57 thousand and $613 thousand related to these agreements for the three months ended March 31, 2015 and 2014, respectively.

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe.  The Company incurred expenses of $2.5 million and $25 thousand, under this agreement for the three months ended March 31, 2015 and 2014, respectively.

In October 2014, the Company entered a product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC (“Baxter”). The product development and clinical supply agreement provides the terms and conditions under which Baxter will formulate, fill, inspect, package, label and test our lead product, GEN-003 for clinical supply. The Company is obligated to pay Baxter for each batch of GEN-003 manufactured. Additionally, certain set-up fees and equipment purchased for the purposes of batch production will be invoiced separately by Baxter. The Company is also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. The Company incurred expenses of $32 thousand, under this agreement for the three months ended March 31, 2015.

Restricted cash related to facilities lease

In February 2014, the Company signed an operating lease for office and laboratory space that commenced in March 2014 and expires in February 2017 (“2012 Master Facilities Lease”). At March 31, 2015 and December 31, 2014, the Company had $316 thousand of restricted cash related to the 2012 Master Facilities Lease.

At March 31, 2015, the Company has an outstanding letter of credit with a financial institution related to a security deposit for the 2012 Master Facilities Lease, which is secured by cash on deposit and expires on February 28, 2017.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

7. Common stock

At March 31, 2015, the Company had authorized 175,000,000 shares of Common Stock, $0.001 par value per share, of which 24,152,291 shares were issued and 24,137,395 were outstanding.

Restricted stock

During 2013, a director of the Company early exercised stock options and received 31,092 shares of Common Stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreement, shares of Common Stock issued are subject to a vesting schedule. Vesting occurs periodically at specified time intervals and specified percentages. All shares of Common Stock become fully vested within four years of the date of grant. As of December 31, 2014, the Company had 16,840 shares of nonvested restricted stock that were subject to repurchase by the Company. As of March 31, 2015, the Company has issued 35,964 shares of restricted common stock of which 21,068 shares have vested and 14,896 shares are subject to repurchase by the Company.

Reserve for future issuance

The Company has reserved for future issuances the following number of shares of Common Stock (in thousands):

	March 31,	December 31,
	2015	2014
Options to purchase Common Stock	3,077	2,373
Options to purchase Common Stock under Employee Stock Purchase Plan (“ESPP”)	185	185
Warrants to purchase Common Stock	78	78
	3,340	2,636

8. Stock-based compensation

The Company’s Board of Directors adopted the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by its stockholders and became effective prior to the commencement of our IPO on February 10, 2014. The 2014 Equity Plan replaced the 2007 Equity Incentive Plan (the “2007 Equity Plan”).

The 2014 Equity Plan provided for the grant of incentive stock options, non-qualified stock options and restricted stock awards to key employees and directors of, and consultants and advisors to, the Company. The maximum number of shares of Common Stock that may be delivered in satisfaction of awards under the 2014 Equity Plan is 903,494 shares, plus 219,765 shares that were available for grant under the 2007 Equity Plan on the date the 2014 Equity Plan was adopted. The 2014 Equity Plan provides that the number of shares available for issuance will automatically increase annually on each January 1, from January 1, 2015 through January 1, 2024, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding Common Stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s Board of Directors. On January 1, 2015, the shares available under the 2014 Equity Plan increased by 714,769 shares of Common Stock.

Outstanding options awards granted from the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. The shares of Common Stock underlying awards that are cancelled, forfeited, repurchased, expire or are otherwise terminated under the 2014 Equity Plan are added to the shares of Common Stock available for issuance under the 2014 Equity Plan. As of March 31, 2015, the number of common shares that may be issued under both equity plans is 3,076,820 and 313,692 remain available for future grants.

Stock Based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three months ended March 31,
	2015	2014

Research and development	$415	$477
General and administrative	500	404
Total	$915	$881

Stock Options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding at December 31, 2014	2,290	$7.26	8.08	$5,332
Granted	533	$9.08
Exercised	(10)	$2.50
Canceled	(50)	$15.49
Outstanding at March 31, 2015	2,763	$7.48	8.05	$13,755
Exercisable at March 31, 2015	1,130	$3.77	6.38	$9,220
Vested or expected to vest at March 31, 2015	2,596	$7.36	7.99	$13,224

Performance-Based Stock Options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. During the three months ended March 31, 2015 and 2014, the Company determined that none and 96,988 performance-based milestones, respectively, were probable of achievement and, accordingly, recorded none and $435 thousand in related stock-based compensation expense during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee Stock Purchase Plan

In connection with the completion of our IPO on February 10, 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of Common Stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering under the 2014 ESPP began on July 1, 2014. During the year ended December 31, 2014, 15,622 shares were issued under the 2014 ESPP with 185,154 shares remaining for future issuance under the plan as of March 31, 2015. The second offering under the 2014 ESPP began on January 1, 2015. The Company incurred $26 thousand in stock-based compensation expense related to the 2014 ESPP for the three months ended March 31, 2015.

9. Income taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2015 and 2014. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets.

10. Net loss per share attributable to common stockholders

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three month periods ended March 31, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three months ended March 31,
	2015	2014
Warrants	78	62
Outstanding options	2,763	2,003
Outstanding ESPP	11	—
Total	2,852	2,065

11. Subsequent events

The Company has evaluated all activity that occurred subsequent to quarter end but prior to issuance of the condensed financial statements for events or transactions that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date. In the judgment of management, there were no material events that impacted the unaudited condensed financial statements or disclosures.

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

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this group, the viral shedding rate fell by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. At 12 months, the viral shedding rate returned to baseline for this dose group. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial. We believe the six-month duration of reduced viral shedding and genital lesion rates may be clinically meaningful.

Having identified a dose that, according to company-sponsored market research, delivers clinically meaningful efficacy in magnitude and durability, we are now conducting a 310-subject Phase 2 dose optimization trial. The objective of this trial is to test six combinations of antigens and adjuvant, including the best-performing 30µg per protein/50µg of adjuvant dose from the Phase 1/2a trial, to determine the optimal dose for future trials. This trial is fully enrolled and we expect to announce top-line data from this trial late in the second quarter of 2015. If GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

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

In June 2014, we announced top-line data from a Phase 1 clinical trial for GEN-004. This trial met its safety, tolerability and immunogenicity goals including measurable increases in the blood of TH17 cells. We initiated a 98-subject Phase 2a trial in September 2014 to demonstrate that GEN-004 can reduce the frequency, magnitude and duration of colonization of pneumococcus in the nasopharynx in healthy adults. This trial is fully enrolled and we expect to announce top-line data from this trial in the fourth quarter of 2015.

Products in research and non-clinical development

We have ongoing non-clinical development programs in chlamydia and HSV-2 prophylaxis and a research program funded by the Bill & Melinda Gates Foundation in malaria. Additionally, we have an ongoing immuno-oncology collaboration with Dana Farber Cancer Institute and Harvard Medical School.

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of March 31, 2015, we had received an aggregate of $223.7 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2015, our cash and cash equivalents and marketable securities were $84.5 million.

Since inception, we have incurred significant operating losses. Our net losses were $12.1 million and $7.3 million for the three months ended March 31, 2015 and 2014 respectively, and our accumulated deficit was $127.5 million as of March 31, 2015. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

In March 2015, we completed an underwritten public offering of 6.3 million shares of our Common Stock at a public offering price of $8.25 per share for an aggregate offering price of $51.7 million. We received net proceeds from the offering of approximately $48.6 million, after deducting approximately $3.1 million in underwriting discounts and commissions, excluding offering costs payable by us.

We believe that our cash, cash equivalents and marketable securities at March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2016, by which time we expect to have top-line data from our ongoing Phase 2 dose optimization clinical trial, top-line data from our planned Phase 2 dose regimen clinical trial and have conducted our FDA end of Phase 2 meeting for GEN-003 for genital herpes. Furthermore we expect to have top-line data from our current Phase 2a clinical trial for GEN-004 for pneumococcus and to have commenced our planned toddler study for GEN-004 by this time. However, costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, and cash equivalents and marketable securities and any proceeds received from other sources will be sufficient to fund these studies or our operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-003, GEN-004 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014

HSV-2 (GEN-003)(1)	$5,585	$1,923
Pneumococcus (GEN-004)(1)	1,077	1,411
Other research and development (2)	1,847	1,073
Total research and development	$8,509	$4,407

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014 related to prepaid and accrued research and development expenses and stock-based compensation. There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

	Three months ended
	March 31,		Increase
(in thousands)	2015	2014	(Decrease)

Grant revenue	$121	$—	$121

Operating expenses:
Research and development	8,509	4,407	4,102
General and administrative	3,389	1,966	1,423
Total operating expenses	11,898	6,373	5,525
Loss from operations	(11,777)	(6,373)	(5,404)
Other expense:
Other expense, net	—	(725)	725
Interest expense, net	(307)	(231)	(76)
Other expense	(307)	(956)	649
Net loss	$(12,084)	$(7,329)	$(4,755)

Grant Revenue

Grant revenue increased $0.1 million to $0.1 million for the three months ended March 31, 2015 from none for the three months ended March 31, 2014. The increase was largely due to the recognition of revenue from a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014.

Research and Development Expenses

Research and development expense increased $4.1 million to $8.5 million for the three months ended March 31, 2015 from $4.4 million for the three months ended March 31, 2014.  The increase was attributable to: an increase of $3.6 million in GEN-003 costs, reflecting increased manufacturing and clinical trial costs; and an increase of $0.8 million in pre-clinical research costs partially offset by a decrease of $0.3 million in GEN-004 costs, largely driven by lower manufacturing costs.

General and Administrative Expenses

General and administrative expense increased $1.4 million to $3.4 million for the three months ended March 31, 2015 from $2.0 million for the three months ended March 31, 2014. The increase was due largely to additional personnel costs of $0.6 million, including $0.1 million in increased stock-based compensation, due to an increase in headcount; $0.3 million in increased audit, legal and consulting expenses and $0.5 million in public company overhead costs.

Other Expense

Other expense decreased $0.7 million to none for the three months ended March 31, 2015 from $0.7 million for the three months ended March 31, 2014. The decrease was due to a non-recurring adjustment recorded in the first quarter ended March 31, 2014 to the fair value of warrants to purchase preferred stock as a result of an increase in the fair value of the underlying stock both before and on the date of the completion of our IPO on February 10, 2014.

Interest Expense, Net

Interest expense, net increased $0.1 million to $0.3 million for the three months ended March 31, 2015 from $0.2 million for the three months ended March 31, 2014. The increase was due primarily to higher average principal balances on the Company’s outstanding debt for the first quarter of 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Overview

Since our inception through March 31, 2015, we have received an aggregate of $223.7 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2015, our cash and cash equivalents and marketable securities were $84.5 million, comprising cash and cash equivalents of $57.5 million and marketable securities of $27.0 million. In February 2014, we completed an IPO of 5.5 million shares of our Common Stock at a price of $12.00 per share for an aggregate offering price of $66.0 million. We received net proceeds from the offering of approximately $61.4 million, after deducting approximately $4.6 million in underwriting discounts and commission, excluding offering costs payable by us.

On March 17, 2015, we completed an underwritten public offering of 6.3 million shares of our Common Stock at a public offering price of $8.25 per share for an aggregate offering price of $51.7 million. We received net proceeds from the offering of approximately $48.6 million, after deducting approximately $3.1 million in underwriting discounts and commissions, excluding offering costs payable by us.

Debt Financings

On November 20 2014, the Company entered into a new loan and security agreement, which provided up to $27.0 million in debt financing in three separate tranches (“2014 Term Loan”). The first tranche of $17.0 million, of which $12.0 million was drawn down at loan inception, is available through June 30, 2015. The second tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing GEN-003 Phase 2 dose optimization trial and either (i) the commencement of the Company’s next clinical trial for GEN-003 or (ii) the receipt of at least $40.0 million in net proceeds from an equity financing and/or a strategic corporate partnership. In March 2015, the Company satisfied the equity financing condition to the second tranche of the 2014 Term Loan by receiving net proceeds of $48.6 million in its underwritten public offering completed on March 17, 2015. As of March 31, 2015, the Company has not drawn down on the second tranche. The third tranche of up to $5.0 million may be drawn, at the Company’s option, on or prior to December 15, 2015, subject to the Company receiving favorable data from its ongoing Phase 2a human challenge study for GEN-004.

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

Upon closing the 2014 Term Loan, the Company used approximately $9.8 million of the initial draw down under the first tranche of the loan and security agreement to repay all outstanding indebtedness under the Company’s 2013 loan agreement.

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be for the near future, compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

We believe that our cash, cash equivalents and marketable securities at March 31, 2015 will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2016, by which time we expect to have top-line data from our ongoing Phase 2 dose optimization clinical trial, top-line data from our planned Phase 2 dose regimen clinical trial and have conducted our FDA end of Phase 2 meeting for GEN-003 for genital herpes. Furthermore we expect to have top-line data from our current Phase 2a clinical trial for GEN-004 for pneumococcus and to have commenced our planned toddler study for GEN-004.  We expect that these funds will not be sufficient to enable us to seek marketing approval or commercialize any of our product candidates.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•                  the timing and costs of our ongoing and planned clinical trials for GEN-003 and GEN-004;

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three months ended March 31,
	2015	2014
Net cash used in operating activities	$(10,748)	$(6,534)
Net cash used in investing activities	(232)	(27)
Net cash provided by financing activities	48,393	60,192
Net increase in cash and cash equivalents	$37,413	$53,631

Operating Activities

Net cash used in operations increased $4.2 million to $10.7 million for the three months ended March 31, 2015 from $6.5 million for the three months ended March 31, 2014. The increase was due primarily to an increase in the net loss of approximately $4.8 million, a decrease in change in fair value of warrant liability of $0.7 million, which was partially offset by an increase in stock based compensation of $0.1 million, an increase in non-cash interest expense of $0.1 million and an increase of $1.1 million in our working capital accounts.

Investing Activities

Net cash used in investing activities increased $0.2 million to $0.2 million for the three months ended March 31, 2015 from $27 thousand for the three months ended March 31, 2014. The increase was due to an increase in cash used to purchase property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities decreased $11.8 million to $48.4 million for the three months ended March 31, 2015 from $60.2 million for the three months ended March 31, 2014. The decrease was due largely to the net proceeds of $60.0 million from our IPO in February 2014, which was partially offset by net proceeds of $48.4 million from our underwritten public offering in March 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2015.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $84.5 million and $47.1 million, respectively, consisting primarily of money market funds and U.S Treasury securities. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of March 31, 2015 and December 31, 2014, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.                  Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2015.

Item 2.                           Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Equity Securities

Initial Public Offering

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

March 2015 Public Offering

In March 2015, we completed an underwritten public offering of 6.3 million shares of our Common Stock at a public offering price of $8.25 per share for an aggregate offering price of $51.7 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-202406), which was declared effective by the SEC on March 10, 2015. Cowen and Company, LLC and Piper Jaffray acted as joint book-running managers of the offering and as representatives of the underwriters. Stifel acted as a lead manager and Needham & Company, LLC acted as a co-manager for the offering. The offering commenced on March 11, 2014 and did not terminate until the sale of all of the shares offered.

We received net proceeds from the offering of approximately $48.6 million, after deducting approximately $3.1 million in underwriting discounts and commissions, excluding approximately $276 thousand of offering costs payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

Use of Proceeds

As of March 31, 2015, we have used the net proceeds mentioned above primarily to fund the preclinical and clinical development of our product candidates and other general corporate purposes. We have not used any of the net proceeds from the offerings to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our Common Stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offerings in a variety of capital preservation investments, including short-term, investment grade, interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the balance of the net proceeds from the offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Condensed Statement of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) Notes to Unaudited Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: May 8, 2015	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)