Form 10-Q
period 2015-09-30
GENOCEA BIOSCIENCES, INC.
filed 2015-11-05
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 3, 2015, there were 28,115,036 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•	the timing of results of our ongoing and planned clinical trials;

•	our planned clinical trials for GEN-003;

•	our estimates regarding the amount of funds we require to complete our clinical trials for GEN-003 and GEN-004;

•	our estimate for when we will require additional funding;

•	our plans to commercialize GEN-003 and our other vaccine candidates;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Balance Sheets
(unaudited)
(in thousands)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$42,827	$20,058
Investments, current portion	54,784	27,021
Prepaid expenses and other current assets	883	934
Total current assets	98,494	48,013
Property and equipment, net	3,674	1,956
Restricted cash	316	316
Investments, non-current portion	14,934	—
Other non-current assets	462	47
Total assets	$117,880	$50,332

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,731	$2,692
Accrued expenses and other current liabilities	4,928	2,486
Deferred revenue	457	555
Current portion of long-term debt	1,100	—
Other current liabilities	134	107
Total current liabilities	8,350	5,840
Non-current liabilities:
Long-term debt	10,558	11,389
Deferred revenue, net of current portion	—	350
Other non-current liabilities	87	246
Total liabilities	18,995	17,825
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	18
Additional paid-in-capital	246,436	147,923
Accumulated other comprehensive income (loss)	17	(7)
Accumulated deficit	(147,596)	(115,427)
Total stockholders’ equity	98,885	32,507
Total liabilities and stockholders’ equity	$117,880	$50,332

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.
Condensed Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Grant revenue	$213	$—	$449	$—

Operating expenses:
Research and development	6,058	6,115	21,536	15,073
General and administrative	3,645	2,843	10,206	7,167
Total operating expenses	9,703	8,958	31,742	22,240
Loss from operations	(9,490)	(8,958)	(31,293)	(22,240)
Other expense:
Change in fair value of warrants	—	—	—	(725)
Interest expense, net	(281)	(213)	(876)	(681)
Other expense	(281)	(213)	(876)	(1,406)
Net loss	$(9,771)	$(9,171)	$(32,169)	$(23,646)

Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(9,771)	$(9,171)	$(32,169)	$(23,646)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(180)
Net loss attributable to common stockholders	$(9,771)	$(9,171)	$(32,169)	$(23,826)
Net loss per share attributable to common stockholders-basic and diluted	$(0.37)	$(0.53)	$(1.38)	$(1.60)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	26,610	17,465	23,228	14,918

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.
Condensed Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(9,771)	$(9,171)	$(32,169)	$(23,646)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	10	11	24	10
Comprehensive loss	$(9,761)	$(9,160)	$(32,145)	$(23,636)

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.
Condensed Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(32,169)	$(23,646)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	661	298
Stock-based compensation	2,824	2,146
Net amortization of premium on investments	25	14
Change in fair value of warrants liability	—	725
Non-cash interest expense	269	60
Changes in operating assets and liabilities	20	1,211
Net cash used in operating activities	(28,370)	(19,192)
Investing activities
Purchases of property and equipment	(1,849)	(1,237)
Proceeds from maturities of investments	16,000	—
Purchase of investments	(58,698)	(27,053)
Net cash used in investing activities	(44,547)	(28,290)
Financing activities
Proceeds from IPO, net of issuance costs	—	59,974
Proceeds from underwritten public offering, net of issuance costs	95,216	—
Repayment of long-term debt		(212)
Proceeds from exercise of stock options	354	624
Proceeds from the exercise of warrants	—	33
Proceeds from the issuance of common stock under ESPP	119	—
Payments made under capital lease	(3)	—
Net cash provided by financing activities	95,686	60,419
Net increase in cash and cash equivalents	$22,769	$12,937
Cash and cash equivalents at beginning of period	20,058	12,208
Cash and cash equivalents at end of period	$42,827	$25,145
Supplemental cash flow information
Cash paid for interest	$661	$582
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock upon closing of IPO	$—	$81,742
Reclassification of prepaid IPO closing costs from non-current assets to additional paid-in capital	$—	$998
Reclassification of warrants to additional paid-in capital	$—	$1,381
Accretion of redeemable convertible preferred stock to redemption value	$—	$180
Vesting of restricted stock	$8	$8

See accompanying notes to unaudited financial statements.

Genocea Biosciences, Inc.
Notes to Condensed Financial Statements
(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a clinical stage biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company has one product in active clinical development, GEN-003, an immunotherapy to treat patients with genital herpes that is currently in Phase 2 clinical development. In May 2015, the Company reported initial positive top-line data from a Phase 2 dose optimization trial, which showed that during the 28-day observation period immediately after completion of dosing, the best dose of 60 µg per protein / 75 µg of Matrix-M2TM adjuvant demonstrated a statistically significant (p < 0.0001) 55 percent reduction from baseline in the viral shedding rate.

In October 2015, the Company reported positive results from a planned interim analysis of data collected six months after dosing. At its best performing dose of 60μg per protein/75μg of adjuvant, GEN-003 demonstrated a statistically significant 58 percent reduction from baseline in the viral shedding rate (p < 0.0001), the primary endpoint of the study.

In a planned secondary analysis to assess the impact on genital lesion rates, a patient-reported measurement of clinical disease, GEN-003 demonstrated sustained and statistically significant reductions from baseline in five of six dose groups ranging from 43 to 69 percent. In addition, the proportion of patients receiving GEN-003 who were lesion-free at six months after dosing ranged from approximately 30 to 50 percent, similar to results reported in clinical trials with oral antiviral therapies. A further secondary analysis measuring the time to first recurrence after completion of dosing showed a range of 152 days to greater than 180 days among dose groups. The Phase 2 trial continues to show that GEN-003 is safe and well tolerated by patients, with no serious adverse events related to the vaccine. Data from the 12-month observation period in this trial is expected in first quarter of 2016.

The Company has another product candidate, GEN-004, a universal vaccine to prevent infections caused by all serotypes of pneumococcus. In October 2015, the Company reported that the Phase 2a clinical trial for GEN-004 showed consistent reductions versus placebo in the pre-specified endpoints of the rate and density of colonization, but that neither of the endpoints achieved statistical significance. Plans for further developing GEN-004 in the near-term have been placed on hold pending further data analysis and consultation with advisors.

The Company has other product candidates in preclinical development and ongoing discovery research activities with a focus on infectious disease and immuno-oncology applications. The Company developed GEN-003, GEN-004 and its preclinical product candidates using its proprietary platform technology called the AnTigen Lead Acquisition System (“ATLASTM"). The ATLASTM platform mimics the human T cell immune response in the laboratory, which could potentially improve the effectiveness T cell-directed vaccines and immunotherapies in the areas of infectious disease, immuno-oncology and autoimmune disorders.

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

On August 4 2015, the Company completed an underwritten public offering of its Common Stock in which it sold an aggregate of 3,850,000 shares of Common Stock to the public at a price of $13.00 per share. The offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective May 14, 2015. Net proceeds of the underwritten public offering, after deducting the underwriting discounts and commissions, were $47.0 million, excluding offering expenses of $169 thousand incurred by the Company.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its Common Stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its Common Stock. As of September 30, 2015, the Company had not commenced sales under this program.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014.

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

Cash, cash equivalents and investments

The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of three months or less from the purchase date are considered to be cash equivalents. The Company’s current and non-current investments are comprised of certificates of deposit and government agency securities that are classified as available-for-sale in accordance with ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as non-current assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest expense, net. There were no realized gains or losses recognized for the three and nine months ended September 30, 2015 and 2014.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2015, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

Deferred financing costs

Offering costs related to debt and equity financing primarily consist of direct and incremental external expenses. In accordance with ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) the Company presents debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction of the carrying value of the debt liability, consistent with the accounting treatment of debt discounts. The adoption of ASU 2015-03 in the quarter ended June 30, 2015 resulted in the reclassification of approximately $99 thousand, as of December 31, 2014, of unamortized capitalized debt issuance costs previously included in both other current and other non-current assets to a direct deduction of the carrying value of the debt liability. The adoption of this standard did not have material impact on the Company’s financial conditions, results of operations, or cash flows. The amortization of deferred debt financing costs follows the effective interest rate method and was not impacted by the issuance or adoption of ASU 2015-03.

Offering costs related to the registration statements and the initiation of the ATM are recorded as an asset and are reclassified to equity on a pro-rata basis based upon the successful selling of common shares compared to the available limits in either equity program. The costs are reviewed for impairment and will be recorded to expense if and when the Company determines that future equity offerings are not probable of occurring. At September 30, 2015, the Company had $302 thousand of deferred offering costs recorded as a non-current asset.

Development of Software for Internal Use

The Company accounts for the costs of software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Costs of materials, consultants, payroll, and payroll-related costs for employees incurred in developing internal-use software are capitalized as incurred. These costs are included in Property and equipment, net. Costs incurred during the preliminary project and post-implementation stages are charged to expense.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments (Note 3) and warrants (Note 5). The Company is also required to disclose the fair value of financial instruments not carried at fair value. The fair value of the Company’s debt (Note 4) is determined using current applicable rates for similar instruments as of the balance sheet dates and assessment of the credit rating of the Company. The carrying value of the Company’s debt approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company’s debt is considered a Level 3 liability within the fair value hierarchy.

For the nine months ended September 30, 2015, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2015.

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

3. Cash, cash equivalents and investments

As of September 30, 2015 and December 31, 2014, cash, cash equivalents, and investments comprised funds in depository, money market accounts, U.S treasury securities, and FDIC insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2015
Money Market funds, included in cash equivalents	$41,033	$41,033	$—	$—
Certificates of deposit, included in cash equivalents	1,604	—	1,604	—
Investments - U.S. treasuries	38,956	38,956	—	—
Investments - certificates of deposit	30,762	—	$30,762	—
Total	$112,355	$79,989	$32,366	$—
December 31, 2014
Money Market funds, included in cash equivalents	$18,992	$18,992	$—	$—
Marketable securities - U.S. treasuries	27,021	27,021	—	—
Total	$46,013	$46,013	$—	$—

Cash equivalents and investments are valued using third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches and observable market inputs to determine value.

Investments at September 30, 2015 consist of the following (in thousands):

	Contracted Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Investments
U.S. Treasuries	15-184 days	$38,939	$17	$—	$38,956
Certificates of deposit	91-365 days	15,828	—	—	15,828
Certificates of deposit	greater than 365 days	14,934	—	—	14,934
Total		$69,701	$17	$—	$69,718

4.  Debt

On November 20, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) which provided up to $27.0 million in debt financing in three separate tranches (“2014 Term Loan”). The first tranche of $17.0 million was available through September 30, 2015, of which $12.0 million was drawn down at loan inception. The option to draw down the remaining $5.0 million under the first tranche expired unused on June 30, 2015. The second tranche of $5.0 million was subject to certain eligibility requirements which were achieved as of June 30, 2015. The Company has the option to draw down the second tranche on or prior to December 15, 2015. The third tranche of $5.0 million is not eligible to draw as the Company did not achieve positive results from its Phase 2a human challenge study of GEN-004.

The 2014 Term Loan had an original maturity of July 1, 2018. The eligibility requirements for the second tranche also contained an election for the Company to extend the maturity date to January 1, 2019. During the second quarter of 2015, the Company elected to extend the maturity date on the 2014 Term Loan.

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

In connection with the issuance of the 2014 Term Loan, the Company incurred $103 thousand of debt issuance costs which were recorded as an off-set to the outstanding principal balance. The Company also reimbursed the lenders $210 thousand for debt financing costs which has been recorded as a debt discount. The 2014 Term Loan included various embedded features which were evaluated for separate accounting as derivatives under ASC Topic 815, Derivatives and Hedging ("ASC 815"). In accordance with ASC 815, it was determined that none of these embedded features required separate accounting from the debt host.  The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method.

Future principal payments due on the 2014 Term Loan are as follows (in thousands):

September 30, 2015
2015	$—
2016	2,223
2017	4,700
2018	5,058
2019	19
Total	$12,000

5. Warrants

As of September 30, 2015 and December 31, 2014, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represented warrants to purchase Common Stock issued in periods prior to the Company's IPO.

Hercules warrants

In accordance with ASC 815, the Company determined the common stock warrant issued to Hercules to be equity classified. The Company estimated the fair value of this warrant as of the issuance date using a Black-Scholes option pricing model (with a 10% discount for lack of marketability) with the following assumptions:

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

At September 30, 2015, all of the common stock warrants issued to Hercules remained outstanding.

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

September 30, 2015
2015	$337
2016	1,379
2017	231
Total	$1,947

At September 30, 2015 and December 31, 2014, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2014 Lease, which is secured by cash on deposit and expires on February 28, 2017. An additional unsecured deposit was required for the 2015 Lease.

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

In March 2014, the Company announced a joint research collaboration with Dana-Farber Cancer Institute to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of the Company's proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches. Under this agreement, the Company recognized no revenue and $30 thousand for the three and nine months ended September 30, 2015, respectively, and none for the three and nine months ended September 30, 2014.

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. The grant will allow for the continued expansion of the Company’s malaria antigen library and aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company recognized revenue under the agreement of $213 thousand and $419 thousand for the three and nine months ended September 30, 2015.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe.  The Company incurred expenses under this agreement of $357 thousand and $3.9 million for the three and nine months ended September 30, 2015, respectively, and $769 thousand and $1.1 million for the three and nine months ended September 30, 2014, respectively.

Litigation

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities.

7. Equity and net loss per share

At September 30, 2015, the Company has authorized 25,000,000 shares of preferred stock at $0.001 par value per share. As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock issued or outstanding.

At September 30, 2015, the Company has authorized 175,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2015 and December 31, 2014, there were 28,127,110 and 17,869,235 shares of common stock issued. As of September 30, 2015 and December 31, 2014, there were 28,114,158 and 17,852,389 shares of common stock outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended September 30, 2015 and 2014 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2015	2014
Warrants	78	4
Outstanding options	2,716	2,077
Total	2,794	2,081

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

As of both December 31, 2014 and September 30, 2015, the Company had issued 35,964 shares of restricted Common Stock. The Company had 16,840 and 11,008 shares of nonvested restricted stock that were subject to repurchase by the Company as of December 31, 2014 and September 30, 2015, respectively.

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

Outstanding option awards granted under the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. As of September 30, 2015, 234,369 shares remain available for future grants under the 2014 Equity Plan. Including options outstanding as of September 30, 2015, under both the 2007 Equity Plan and the 2014 Equity Plan and including shares still available for future awards under the 2014 Equity Plan, 2,950,584 of common shares may be issued under option award plans.

Stock based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$380	$291	$1,245	$1,139
General and administrative	498	306	1,579	1,007
Total	$878	$597	$2,824	$2,146

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,290	$7.26	8.08	$5,332
Granted	659	$9.34
Exercised	(113)	$3.13
Canceled	(120)	$14.07
Outstanding at September 30, 2015	2,716	$7.64	7.83	$4,687
Exercisable at September 30, 2015	1,272	$5.28	6.71	$3,996
Vested or expected to vest at September 30, 2015	2,584	$7.56	7.79	$4,598

Performance-based stock options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and nine months ended September 30, 2015, and accordingly did not recognize stock-based compensation expense for these periods. No stock-based compensation was recorded for the three months ended September 30, 2014 and $435 thousand was recorded for the nine months ended September 30, 2014. The stock-based compensation recorded for the nine months ended September 30, 2014 was due to the achievement of milestones and subsequent vesting of 96,988 performance-based options in first quarter of 2014. As of September 30, 2015, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

In connection with the completion of our IPO on February 10, 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of Common Stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering period under the 2014 ESPP began on July 1, 2014. During the nine months ended September 30, 2015, 20,069 shares were issued under the 2014 ESPP, with 165,085 shares remaining for future issuance under the plan as of September 30, 2015. The Company incurred stock-based compensation expense related to the 2014 ESPP of $30 thousand and $83 thousand for the three and nine months ended September 30, 2015, respectively, and $21 thousand for both the three and nine months ended September 30, 2014.

9. Income taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three and nine months ended September 30, 2015 and 2014. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has provided a full valuation allowance against its deferred tax assets.

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

Overview

We are a biopharmaceutical company that discovers and develops novel vaccines and immunotherapies to address diseases with significant unmet needs. We use our proprietary discovery platform, ATLASTM, to rapidly design vaccines and immunotherapies that act, in part, through T cell (or cellular) immune responses, in contrast to approved vaccines and immunotherapies, which are designed to act primarily through B cell (or antibody) immune responses. We believe that by harnessing T cells we can develop first-in-class vaccines and immunotherapies to address diseases where T cells are central to the control of the disease.

We have one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. We have another product candidate, GEN-004, a universal vaccine for the prevention of pneumococcal infections for which we have suspended development pending further data analysis and consultation with our advisers after we did not achieve statistically significant results in our Phase 2a human challenge study. We also have active research and pre-clinical development programs for diseases including genital herpes, chlamydia and malaria. We are also investigating the application of ATLAS to immuno-oncology target discovery.

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

In May 2015, we announced positive top-line data from the Phase 2 trial. Subjects were randomized to one of six dosing groups of either 30μg or 60μg per protein paired with one of three adjuvant doses (25μg, 50μg, or 75μg). A seventh group received placebo. Subjects received three doses of GEN-003 or placebo at 21-day intervals. Baseline viral shedding and genital lesion rates were established for each subject in a 28-day observation period prior to the commencement of dosing by collecting 56 genital swab samples (two per day), which were analyzed for the presence of HSV-2 DNA, and by recording the days on which genital lesions were present. During the 28-day observation period immediately after completion of dosing, the best dose of 60μg per protein/75μg of Matrix-M2TM adjuvant demonstrated a highly statistically significant (p<0.0001) 55% reduction from baseline in the viral shedding rate, the primary endpoint of the trial and a measure of anti-viral activity. All dose combinations tested, including the successful 30μg per protein/50μg of adjuvant dose from the prior Phase 1/2a trial, demonstrated a statistically significant viral shedding rate reduction versus baseline and only the lowest dose combination did not demonstrate a statistically significant reduction versus placebo. In a planned secondary analysis to assess impact on patient reported genital lesion rates, all dose groups, including the placebo group, demonstrated a statistically significant reduction from baseline. Furthermore, there was no difference in discontinuations in patient dosing due to adverse events across the different treatment arms.

In October 2015, we announced positive results from a planned interim analysis of data collected six months after dosing. At its best performing dose of 60 µg per protein / 75 µg of Matrix-M2TM adjuvant, GEN-003 demonstrated a statistically significant 58 percent reduction from baseline in the viral shedding rate (p < 0.0001). In a planned secondary analysis to assess the impact on patient reported genital lesion rates, GEN-003 also demonstrated sustained and statistically significant reductions from baseline in five of six dose groups ranging from 43 to 69 percent. In addition, the proportion of patients receiving GEN-003 who were lesion-free at six months after dosing ranged from approximately 30 to 50 percent, similar to results reported in clinical trials with oral antiviral therapies. A further secondary analysis measuring the time to first recurrence after completion of dosing showed a range of 152 days to greater than 180 days among dose groups. The Phase 2 trial continues to show that GEN-003 is safe and well tolerated by patients, with no serious adverse events related to the vaccine. Data from the 12-month observation period in this trial is expected in the first quarter of 2016.

Following improvements that we have made to the manufacturing process for GEN-003, we intend to commence a small Phase 2b bridging study in the fourth quarter of 2015. Top-line viral shedding and genital lesion rate data from the 28-day observation period immediately after dosing from this bridging study is expected in the second quarter of 2016.

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

GEN-004 — Universal vaccine for the prevention of pneumococcal infections

We also have a second T cell-stimulating vaccine candidate, GEN-004, a potential universal Streptococcus pneumoniae, or pneumococcus, vaccine to protect against the leading cause of infectious disease mortality worldwide. GEN-004 is designed to stimulate T helper 17 (Th17) cells, a rare cell type that provides immunity at epithelial and mucosal surfaces, in the nasopharynx to prevent colonization by pneumococcus.

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

In October 2015, we announced that top-line results from the Phase 2a clinical trial for GEN-004 showed consistent reductions versus placebo in the pre-specified endpoints of the rate and density of colonization, but that neither of the endpoints achieved statistical significance. GEN-004 was safe and well tolerated by subjects. GEN-004 reduced the colonization rate, measured by microbiological culture, by between 22 and 25 percent versus placebo across those measurement time points. When measured by the presence of pneumococcal DNA, the reductions ranged between 18 and 36 percent. Additionally the median density of colonization measured by microbiological culture for GEN-004 treated subjects ranged from zero to two colony forming units ("CFUs") per mL of nasal wash compared to one to 11 CFUs per mL for the placebo group. When measured by the presence of pneumococcal DNA, the median densities ranged from zero to 10 copies per mL in treated subjects and 19 to 52 copies per mL in placebo subjects. None of the differences were statistically significant. There was no difference in the duration of colonization between GEN-004 and placebo.

While we did not hit statistical significance in this study, the consistent apparent effect gives us confidence in the vaccine concept and in the potential for GEN-004. We believe it is possible that future trials would require a change in some combination of dose, adjuvant or trial population to confirm any effect. Pending further data analysis and consultation with our advisors to determine next steps for this program, we are removing the development of GEN-004 from our near-term plans to focus our resources on the ongoing GEN-003 program, and on maximizing the potential of our preclinical pipeline and our ATLAS technology for T cell target discovery.

Research and non-clinical development in oncology

We initiated a research collaboration with the Dana-Farber Cancer Institute ("DFCI") in 2014 to apply the ATLAS platform in immuno-oncology. This collaboration centered on ATLAS's potential to identify patterns of T cell response in cancer patients receiving checkpoint inhibitor ("CPI") therapy. By analyzing the immune responses of both responders and non-responders to CPI therapy, ATLAS successfully identified the cancer antigens to which either (or both) CD4+ or CD8+ T cells became activated. While this research was not powered to draw firm conclusions, the analysis of T cell responses in patients receiving CPI therapy revealed a pattern indicating a greater breadth of T cell activation for responders than non-responders. The study also revealed preliminary evidence that different characteristics of T cell responses emerge when comparing patients who respond and those who do not. Some T cell responses did not correspond with improved patient outcomes, and may be classified as “decoys,” further validating the ability of ATLAS to distinguish clinically relevant targets of T cell response. The collaboration with Dana-Farber is ongoing as we continue to analyze more tumor samples to characterize T cell response profiles that may be prognostic of checkpoint inhibitor efficacy, and to identify T cell antigens that may be included in novel immunotherapies.

In November 2015, we also announced a collaboration with the Memorial Sloan Kettering Cancer Center to screen the T cell responses of melanoma and non-small cell lung cancer patients treated with checkpoint inhibitors against the complete repertoire of patient-specific putative cancer neoantigens. The goals of the collaboration are to identify signatures of T cell response in cancer patients associated with response or non-response to CPI therapy and to discover new T cell cancer vaccine antigens. ATLAS will be used in conjunction with Memorial Sloan Kettering’s patient-specific cancer neoantigen sequences and blood samples from the same cancer patients.

In November 2015, we commenced a new program focused on Epstein-Barr Virus (“EBV”). EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe the ATLAS platform is highly suited to the creation of a new immunotherapy for EBV given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpesvirus family, in which we have deep experience through our development of GEN-003.

Research and non-clinical development in infectious disease

We have ongoing non-clinical development programs in chlamydia and HSV-2 prophylaxis and a research program funded by the Bill & Melinda Gates Foundation in malaria.

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of September 30, 2015, we had received an aggregate of $223.7 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2015, our cash and cash equivalents and marketable securities were $112.5 million.

Since inception, we have incurred significant operating losses. Our net losses were $9.8 million and $32.2 million for the three and nine months ended September 30, 2015, respectively, and our accumulated deficit was $147.6 million as of September 30, 2015. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We believe that our cash, cash equivalents and investments at September 30, 2015 are sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2017. Through this timeframe, we expect to have results from multiple Phase 2 GEN-003 studies including the twelve month data from our ongoing dose optimization clinical trial, a bridging study, a dose regimen clinical trial, and a study to investigate the potential benefits of using GEN-003 in combination with oral antiviral medicines. In late 2016, we also expect to have conducted our FDA end of Phase 2 meeting for GEN-003 for genital herpes such that a Phase 3 study may begin in the second half of 2017. However, costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, cash equivalents and investments, and any proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-003 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Grant revenue

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

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Genital herpes (GEN-003)(1)	$2,955	$4,020	$12,582	$8,622
Pneumococcus (GEN-004)(1)	595	1,210	2,572	3,600
Other research and development (2)	2,508	885	6,382	2,851
Total research and development	$6,058	$6,115	$21,536	$15,073
_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes costs related to other product candidates and certain technology platform development costs related to ATLAS.

We expect our research and development expenses will increase as we continue the manufacture of pre-clinical and clinical materials and manage the clinical trials of, and seek regulatory approval for, GEN-003.

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

Interest expense, net

Interest expense, net consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, partially offset by interest earned on our cash, cash equivalent and investment portfolio.

Change in fair value of warrants

This expense consists of fair value adjustments on warrants to purchase preferred stock. Upon completion of our IPO on February 10, 2014, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, the Company no longer recorded fair value adjustments for its warrants.

Accretion of redeemable convertible preferred stock

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,		Increase
(in thousands)	2015	2014	(Decrease)
Grant revenue	$213	$—	$213

Operating expenses:
Research and development	6,058	6,115	(57)
General and administrative	3,645	2,843	802
Total operating expenses	9,703	8,958	745
Loss from operations	(9,490)	(8,958)	(532)
Other expense:
Interest expense, net	—	—	—
Other expense	(281)	(213)	(68)
Net loss	$(9,771)	$(9,171)	$(600)

Grant revenue

Grant revenue was $0.2 million for the three months ended September 30, 2015, an increase of $0.2 million from none for the three months ended September 30, 2014. The increase was due to current period activities performed on a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014.

Research and development expenses

Research and development expenses were unchanged at $6.1 million for three months ended September 30, 2015 compared to the three months ended September 30, 2014.  Increases in compensation, consulting and professional services (approximately $0.7 million) and lab-related costs (approximately $0.5 million) were offset by reductions in manufacturing costs (approximately $0.8 million) and licensing fees (approximately $0.4 million). On a program basis, GEN-003 and GEN-004 costs decreased by $1.1 million and $0.6 million, respectively, offset by increases in pre-clinical research and development for other product candidates and the development of the ATLAS technology platform.

General and Administrative Expenses

General and administrative expense increased $0.8 million to $3.6 million for the three months ended September 30, 2015 from $2.8 million for the three months ended September 30, 2014. The increase was due largely to higher compensation costs due to increases in headcount along with increases in depreciation costs due to capital additions.

Interest Expense, Net

Interest expense, net increased $0.1 million to $0.3 million for the three months ended September 30, 2015 from $0.2 million for the three months ended September 30, 2014. The increase was due primarily to higher average principal balances on the Company’s outstanding debt for the third quarter of 2015 as compared to the same period in 2014.

Results of Operations

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,		Increase
(in thousands)	2015	2014	(Decrease)
Grant revenue	$449	$—	$449

Operating expenses:
Research and development	21,536	15,073	6,463
General and administrative	10,206	7,167	3,039
Total operating expenses	31,742	22,240	9,502
Loss from operations	(31,293)	(22,240)	(9,053)
Other expense:
Other expense, net	—	(725)	725
Interest expense, net	(876)	(681)	(195)
Other expense	(876)	(1,406)	530
Net loss	$(32,169)	$(23,646)	$(8,523)

Grant revenue

Grant revenue increased $0.4 million for the nine months ended September 30, 2015 from none for the nine months ended September 30, 2014. The increase was due to current period activities performed on a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014.

Research and development expenses

Research and development expenses increased approximately $6.5 million to $21.5 million for the nine months ended September 30, 2015 from $15.1 million for the nine months ended September 30, 2014.  Increases in clinical and manufacturing costs (approximately $3.9 million), compensation, consulting and professional services (approximately $1.7 million) and lab-related and facilities costs (approximately $1.1 million) were generally offset by reductions in licensing fees (approximately $0.4 million). On a program basis, GEN-003 costs increased approximately $4.0 million and pre-clinical research and development for other product candidates and the development of the ATLAS technology platform increased approximately $3.5 million. Offsetting these increases, GEN-004 costs decreased by approximately $1.0 million.

General and administrative expenses

General and administrative expense increased $3.0 million to $10.2 million for the nine months ended September 30, 2015 from $7.2 million for the nine months ended September 30, 2014. The increase was due largely to additional personnel costs of $1.8 million attributable to higher headcount along with increases in depreciation costs of approximately $0.3 million due to capital additions. The remaining $1.0 million increase is generally attributable to higher public company overhead costs.

Other expense, net

Other expense decreased $0.7 million to none for the nine months ended September 30, 2015 from $0.7 million for the nine months ended September 30, 2014. The decrease was due to a non-recurring adjustment recorded in the first quarter ended March 31, 2014 to the fair value of warrants to purchase preferred stock as a result of an increase in the fair value of the underlying stock both before and on the date of the completion of our IPO on February 10, 2014.

Interest expense, net

Interest expense, net increased $0.2 million to $0.9 million for the nine months ended September 30, 2015 from $0.7 million for the nine months ended September 30, 2014. The increase was due primarily to higher average principal balances on the Company’s outstanding debt for the year to date period in 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Overview

Since our inception through September 30, 2015, we have received an aggregate of $223.7 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2015, our cash, cash equivalents and investment securities were $112.5 million, comprising cash and cash equivalents of $42.8 million and current and non-current investment securities of $69.7 million.

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

Debt Financings

On November 20, 2014, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) which provided up to $27.0 million in debt financing in three separate tranches (“2014 Term Loan”). The first tranche of $17.0 million was available through September 30, 2015, of which $12.0 million was drawn down at loan inception. The option to draw down the remaining $5.0 million under the first tranche expired unused on June 30, 2015. The second tranche of $5.0 million was subject to certain eligibility requirements which were achieved as of June 30, 2015. The Company has the option to draw down the second tranche on or prior to December 15, 2015. The third tranche of $5.0 million is not eligible to draw as the Company did not achieve positive results from its Phase 2a human challenge study of GEN-004.

The 2014 Term Loan had an original maturity of July 1, 2018. The eligibility requirements for the second tranche also contained an election for the Company to extend the maturity date to January 1, 2019. During the second quarter of 2015, the Company elected to extend the maturity date on the 2014 Term Loan.

Each advance accrues interest at a floating rate per annum equal to the greater of (i) 7.25% or (ii) the sum of 7.25% plus the prime rate minus 5.0%. The 2014 Term Loan provided for interest-only payments until December 31, 2015, which was extended for a six-month period at the Company’s sole election as the eligibility requirements for the second tranche were met as of September 30, 2015. Thereafter, beginning July 1, 2016, payments will be made monthly in 30 equal installments of principal and interest (subject to recalculation upon a change in prime rates).

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

We believe that our cash, cash equivalents and investment securities at September 30, 2015 are sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2017. Through this timeframe, we expect to have results from multiple Phase 2 GEN-003 studies, including the twelve month data from our ongoing dose optimization clinical trial, a bridging study, a dose regimen clinical trial, and a study to investigate the potential benefits of using GEN-003 in combination with oral antiviral medicines. In the second half of 2016, we also expect to have conducted our FDA end of Phase 2 meeting for GEN-003 for genital herpes such that a Phase 3 study may begin in the second half of 2017. We are removing the development of GEN-004 from our near-term plans to focus our resources on the ongoing Phase 2 program for GEN-003 and on maximizing the potential of our preclinical pipeline and our ATLAS technology for T cell target discovery. We expect that these funds will not be sufficient to enable us to seek marketing approval or commercialize any of our product candidates.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our ongoing and planned clinical trials for GEN-003;

•	the progress, timing and costs of manufacturing GEN-003 for current and planned clinical trials;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing and costs of seeking regulatory approvals;

•
the costs of commercialization activities for GEN-003 and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

We expect that we will need to obtain substantial additional funding in order to commercialize GEN-003 and our other product candidates in order to receive regulatory approval. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of GEN-003 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to GEN-003 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(28,370)	$(19,192)
Net cash used in investing activities	(44,547)	(28,290)
Net cash provided by financing activities	95,686	60,419
Net increase in cash and cash equivalents	$22,769	$12,937

Operating Activities

Net cash used in operations increased $9.3 million to $28.4 million for the nine months ended September 30, 2015 from $19.2 million for the nine months ended September 30, 2014. The increase in net cash used was due primarily to a larger net loss of approximately $8.5 million and a decrease of $1.2 million in our working capital accounts.

Investing Activities

Net cash used in investing activities was $44.5 million for the nine months ended September 30, 2015 compared to $28.3 million for the nine months ended September 30, 2014. The $16.3 million increase was due largely to investing proceeds from the March and August 2015 Offerings, purchasing activity of $25.7 million, offset by $10.0 million in investment maturities. The remaining increase was due to higher levels of capital investment.

Financing Activities

Net cash provided by financing activities increased $35.3 million to $95.7 million for the nine months ended September 30, 2015 from $60.4 million for the nine months ended September 30, 2014. The increase was mostly due to higher net proceeds from the March 2015 Offering and the August 2015 Offering compared to the IPO in February 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2015.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and investments of $112.5 million and $47.1 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of September 30, 2015 and December 31, 2014, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.                  Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 27, 2015 other than as set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our founding in 2006 and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $35.3 million, $20.8 million and $13.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the nine months ended September 30, 2015, we have incurred a net loss of $32.2 million. As of September 30, 2015 and December 31, 2014, we had accumulated deficits of $147.6 million and $115.4 million, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products and have financed our operations primarily through private placements of our preferred stock, debt financing, our initial public offering completed in February 2014, and secondary public offerings in March 2015 and August 2015 and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•
continue our Phase 2 clinical trial of GEN-003, our most advanced product candidate that we are developing for the treatment of genital herpes infections, and commence a planned Phase 2b bridging clinical trial in late 2015 following improvements that we have made to the manufacturing process for GEN-003;

•	initiate additional non-clinical, clinical or other studies for our other product candidates;

•	manufacture material for clinical trials and for commercial sale;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make royalty milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

As of September 30, 2015, our cash, cash equivalents and investments were $112.5 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-003 and our non-clinical product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•
the progress, results and costs of our current Phase 2 dose optimization clinical trial along with future Phase 2 trials, including a bridging study, a dose regimen study, and a study to investigate the potential benefits of using GEN-003 in combination with oral antiviral medicines;

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments will be sufficient to fund our projected operating expenses and capital expenditure requirements into the second half of 2017, by which time we anticipate that we will have had an end of Phase 2 meeting with the FDA for our ongoing GEN-003 clinical study and a Phase 3 trial will have commenced. However, our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us when needed, we would be required to delay, limit, reduce or terminate non-clinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Product Candidates

We are substantially dependent on the success of the clinical development of GEN-003, our only product candidate currently in an active clinical trial. Any failure to successfully develop or commercialize the GEN-003 vaccine, or any significant delays in doing so, will have a material adverse effect on our business, result of operations and financial condition.

We have invested a significant portion of our efforts and financial resources in the development of the GEN-003 vaccine for genital herpes, the only product candidate we have that is currently in an active clinical development following the suspended development for our product candidate GEN-004 in October 2015. Our ability to generate product revenue depends heavily on the successful development and commercialization of GEN-003. The successful development and commercialization of GEN-003 will depend on several factors, including the following:

•	Successful completion of our ongoing and additional clinical studies of GEN-003;

•	Obtaining marketing approvals from regulatory authorities for GEN-003;

•	Establishing manufacturing and commercialization arrangements between ourselves and third parties;

•	A continued acceptable safety and efficacy profile of GEN-003; and

•	The availability of reimbursement to patients from healthcare payors for GEN-003.

Any failure to successfully develop or commercialize GEN-003 or any significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

Because our product candidate is in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

Our early encouraging non-clinical and clinical results for GEN-003 are not necessarily predictive of the final results of our ongoing or future clinical trials. Success in non-clinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a vaccine candidate may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. Because our products require complex manufacturing processes, scaling up these processes can cause changes in the product that may not be apparent until the product is tested in humans.

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

In November 2014 we entered into a secured credit facility consisting of a working capital term loan facility with Hercules Technology Growth Capital, Inc. providing for term loans of up to an aggregate of $27.0 million in three separate tranches, an initial $17.0 million tranche and two additional $5.0 million tranches. On November 20, 2014, we drew down an initial $12.0 million under our secured credit facility and paid off our then-existing secured credit facility. We did not borrow the remaining $5.0 million from the first tranche, which expired on June 30, 2015. The second tranche of $5.0 million was subject to certain eligibility requirements which were achieved as of June 30, 2015. The second tranche remains available for us to draw through December 15, 2015. We are not eligible for the remaining $5.0 million from the third tranche since we did not achieve positive results from our Phase 2a human challenge study for GEN-004. All obligations under our secured credit facility are secured by substantially all of our existing property and assets, excluding our intellectual property and licensed-in technology. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

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

We received net proceeds from the offering of approximately $47.0 million, after deducting approximately $3.0 million in underwriting discounts and commissions, excluding $169 thousand of offering costs payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

Use of Proceeds

As of September 30, 2015, we have used the net proceeds mentioned above primarily to fund the preclinical and clinical development of our product candidates and other general corporate purposes. We have not used any of the net proceeds from the offerings to make payments, directly or indirectly, to any director or officer of ours, or any of their associates, to any person owning 10% or more of our Common Stock or to any affiliate of ours. We have invested the balance of the net proceeds from the offerings in a variety of capital preservation investments, including investment grade, interest bearing instruments, U.S. government securities, and certificates of deposits. Other than the suspension of development of GEN-004 pending further data analysis and expert consultations, there has been no material change in our planned use of the balance of the net proceeds from the offerings as described in our final prospectuses filed with the SEC pursuant to Rule 424(b) under the Securities Act.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) Notes to Unaudited Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: November 5, 2015	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)