Form 10-Q
period 2016-06-30
GENOCEA BIOSCIENCES, INC.
filed 2016-08-05
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 3, 2016, there were 28,374,867 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$18,265	$17,259
Investments, current portion	67,709	77,069
Prepaid expenses and other current assets	1,342	865
Total current assets	87,316	95,193
Property and equipment, net	4,877	4,083
Restricted cash	316	316
Investments, net of current portion	—	12,104
Other non-current assets	355	446
Total assets	$92,864	$112,142

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,115	$1,757
Accrued expenses and other current liabilities	3,046	3,975
Deferred revenue	—	235
Total current liabilities	4,161	5,967
Non-current liabilities:
Long-term debt	16,710	16,477
Other non-current liabilities	127	37
Total liabilities	20,998	22,481
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in-capital	250,505	247,550
Accumulated other comprehensive income (loss)	17	(7)
Accumulated deficit	(178,684)	(157,910)
Total stockholders’ equity	71,866	89,661
Total liabilities and stockholders’ equity	$92,864	$112,142

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Grant revenue	$—	$115	$235	$236

Operating expenses:
Research and development	6,678	6,969	14,010	15,478
General and administrative	4,026	3,172	7,950	6,561
Refund of research and development expense	—	—	(1,592)	—
Total operating expenses	10,704	10,141	20,368	22,039
Loss from operations	(10,704)	(10,026)	(20,133)	(21,803)
Other income and expense:
Interest income	111	19	220	31
Interest expense	(430)	(307)	(861)	(626)
Total other income and expense	(319)	(288)	(641)	(595)
Net loss	$(11,023)	$(10,314)	$(20,774)	$(22,398)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	17	3	24	14
Comprehensive loss	$(11,006)	$(10,311)	$(20,750)	$(22,384)
Net loss per share - basic and diluted	$(0.39)	$(0.43)	$(0.74)	$(1.04)
Weighted-average number of common shares used in computing net loss per share	28,276	24,154	28,214	21,510

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(20,774)	$(22,398)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	828	391
Stock-based compensation	1,994	1,946
Net amortization of premium on investments	—	20
Non-cash interest expense	233	175
Changes in operating assets and liabilities	(2,138)	(208)
Net cash used in operating activities	(19,857)	(20,074)
Investing activities
Purchases of property and equipment	(1,565)	(993)
Proceeds from maturities of investments	40,258	2,000
Purchases of investments	(18,787)	—
Net cash provided by investing activities	19,906	1,007
Financing activities
Proceeds from equity offerings, net of issuance costs	815	48,369
Proceeds from exercise of stock options	30	101
Proceeds from the issuance of common stock under ESPP	112	119
Net cash provided by financing activities	957	48,589
Net increase in cash and cash equivalents	$1,006	$29,522
Cash and cash equivalents at beginning of period	17,259	20,058
Cash and cash equivalents at end of period	$18,265	$49,580
Supplemental cash flow information
Cash paid for interest	$316	$438
Property and equipment included in accounts payable and accrued expenses	$57	$32

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

The Company has one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. The Company also has, in GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections. Although internal development of GEN-004 has been suspended, the Company is currently seeking partners to advance GEN-004 into a Phase 1/2 clinical trial targeting toddler and infant populations. The Company also has active research and pre-clinical development programs for diseases including genital herpes, chlamydia, malaria, and Epstein-Barr virus infections and related cancers, and is investigating the application of ATLAS to cancer vaccine development.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other clinical stage companies, including dependence on key individuals, competition from other companies, the need for and related uncertainty associated with the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals.

Liquidity

As of June 30, 2016, the Company had an accumulated deficit of approximately $178.7 million. The Company had cash, cash equivalents and investments of $86.0 million at June 30, 2016. On the basis of current operating plans, including the planned commencement of Phase 3 trials for GEN-003 in the second half of 2017, the Company expects that existing funds will be sufficient to fund operating expenses and capital expenditure requirements into the second half of 2017. These assumptions do not include additional capital from potential future business development activities, equity financings or debt drawdowns.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its Common Stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its Common Stock. As of June 30, 2016, the Company sold 136 thousand shares and received $0.8 million in net proceeds after deducting commissions.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the

Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015.

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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income or Interest expense, respectively. There were no realized gains or losses recognized for the six months ended June 30, 2016 and 2015.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments (Note 3). The Company is also required to disclose the fair value of financial instruments not carried at fair value. The fair value of the Company’s debt (Note 4) is determined using current applicable rates for similar instruments as of the balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s debt approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company’s debt is considered a Level 3 liability within the fair value hierarchy.

For the six months ended June 30, 2016, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the six months ended June 30, 2016.

Recently adopted accounting standards

Standard	Description	Effect on the financial statements
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

The Company early adopted ASU 2016-09 as of June 30, 2016. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption as the Company had estimated a forfeiture rate of zero given that most options awards vest on a monthly basis. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. There was no financial statement impact of adopting this provision of the ASU as the Company is in a net operating loss (NOL) position and all excess tax benefits that exist from options previously exercised require a full valuation allowance. For the six month period ending June 30, 2016, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts. As such, the adoption of this standard did not have a material impact on the financial statements.

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

3. Cash, cash equivalents and investments

As of June 30, 2016 and December 31, 2015, cash, cash equivalents, and investments comprised funds in depository, money market accounts, U.S. treasuries, and FDIC insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Money market funds, included in cash equivalents	$17,522	$17,522	$—	$—
Investments - U.S treasuries	16,540	16,540	—	—
Investments - certificates of deposit	51,169	—	51,169	—
Total	$85,231	$34,062	$51,169	$—

December 31, 2015
Money market funds, included in cash equivalents	$14,207	$14,207	$—	$—
U.S treasuries, included in cash equivalents	2,203	2,203	—	—
Investments - U.S. treasuries	27,924	27,924	—	—
Investments - certificates of deposit	61,249	—	61,249	—
Total	$105,583	$44,334	$61,249	$—

Cash equivalents and investments are valued using third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches and observable market inputs to determine value.

Investments at June 30, 2016 consist of the following (in thousands):

	Contracted Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	215-365 days	$16,523	$17	$—	$16,540
Certificates of deposit	6-274 days	51,169	—	—	51,169
Total		$67,692	$17	$—	$67,709

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

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits the Company to draw two additional $5.0 million tranches. One $5.0 million tranche is immediately available to draw through December 15, 2016 and a second $5.0 million tranche is available to draw through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. As of June 30, 2016, the second $5.0 million tranche is not yet available to the Company. At June 30, 2016, $17.0 million was outstanding under the amended 2014 Term Loan.

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

Each advance accrues interest at a floating rate per annum equal to the greater of (i) 7.25% or (ii) the sum of 7.25% plus the prime rate minus 5.0%. The 2014 Term Loan provided for interest-only payments until December 31, 2015, which was extended by the Company for a six-month period as the eligibility requirements for the second tranche were met during the second quarter of 2015. The First Amendment subsequently extended the interest-only period through June 30, 2017. Thereafter, beginning July 1, 2017, principal and interest payments will be made monthly for 18 months with a payoff schedule based upon a 30-month amortization schedule, the original amortization term of the 2014 Term Loan. The remaining unpaid principal is due on January 1, 2019.

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

The 2014 Term Loan is automatically accelerated upon a change in control wherein the Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date, including any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment, the End of Term Charge, and a prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules.

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
The Company incurred $280 thousand in debt financing costs related to the First Amendment, which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $103 thousand of financing costs and also reimbursed Hercules $210 thousand for debt financing costs, which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt amount. The increase in the End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At June 30, 2016, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of both June 30, 2016 and December 31, 2015, the Company had outstanding borrowings under the 2014 Term Loan of $17.0 million. Interest expense related to the 2014 Term Loan was $0.4 million and $0.9 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

June 30, 2016
2016	$—
2017	3,149
2018	6,659
2019	8,034
Total	$17,842

5. Commitments and contingencies

Lease commitments

In May 2016, the Company entered into a lease amendment (the "2016 Lease") for office and laboratory space currently occupied under an original lease that commenced in March 2014 and was set to expire in February 2017 (the "2014 Lease"). The 2016 Lease extends the 2014 Lease by an additional three years through February 2020. In June 2015, the Company signed a second operating lease for office space in the same building as the 2014 Lease, which expires in February 2017 (the "2015 Lease"). The 2015 Lease has one three-year renewal period.

The minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

June 30, 2016
2016	$693
2017	1,217
2018	1,208
2019	1,238
2020	207
Total	$4,563

At June 30, 2016 and December 31, 2015, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

In March 2014, the Company announced a joint research collaboration with Dana-Farber Cancer Institute to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of the Company's proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches. In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. This grant provided for the continued expansion of the Company’s malaria antigen library to aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company recognized revenue under these agreements of $115 thousand and $236 thousand for the three and six months ended June 30, 2015, respectively. The Company recognized revenue of none and $235 thousand for the three and six months ended June 30, 2016, respectively.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. In May 2016, the Company entered into a new statement of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials. The Company incurred expenses under the agreement of $1.1 million and $3.6 million for the three and six months ended June 30, 2015, respectively. The Company incurred expenses under the agreement of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

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

6. Equity and net loss per share

At June 30, 2016, the Company has authorized 25,000,000 shares of preferred stock at $0.001 par value per share. As of June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

At June 30, 2016, the Company has authorized 175,000,000 shares of Common Stock at $0.001 par value per share. As of June 30, 2016 and December 31, 2015, there were 28,340,741 and 28,161,313 shares, respectively, of Common Stock issued. As of June 30, 2016 and December 31, 2015, there were 28,334,912 and 28,151,596 shares, respectively, of Common Stock outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and six months ended for both June 30, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

As of June 30, 2016 and December 31, 2015, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represented warrants to purchase Common Stock issued in periods prior to the Company's initial public offering ("IPO").

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2016	2015
Warrants	78	78
Outstanding options	3,754	2,760
Total	3,832	2,838

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

As of both June 30, 2016 and December 31, 2015, the Company had issued 35,964 shares of restricted Common Stock. The Company had 5,829 and 9,717 shares of nonvested restricted stock that were subject to repurchase by the Company as of June 30, 2016 and December 31, 2015, respectively.

7. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$343	$450	$806	$865
General and administrative	588	581	1,188	1,081
Total	$931	$1,031	$1,994	$1,946

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,723	$7.60	7.61	$2,840
Granted	1,311	$3.38
Exercised	(12)	$2.45
Canceled	(268)	$8.05
Outstanding at June 30, 2016	3,754	$6.11	7.78	$2,495
Exercisable at June 30, 2016	1,676	$6.02	6.29	$1,504
Vested or expected to vest at June 30, 2016	3,754	$6.11	7.78	$2,495

Performance-based stock options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and six months ended June 30, 2016, and accordingly did not recognize stock-based compensation expense for these periods. As of June 30, 2016, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

In connection with the completion of the Company's IPO on February 10, 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of Common Stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. As of June 30, 2016, 112,073 shares remain for future issuance under the plan. The Company incurred stock-based compensation expense related to the 2014 ESPP of $31 thousand and $64 thousand for the three and six months ended June 30, 2016, respectively, and $26 thousand and $53 thousand for the three and six months ended June 30, 2015, respectively.

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

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. Data in 2014 from our double-blind, placebo-controlled, dose-escalating Phase 1/2a trial for GEN-003 represented the first reported instance of a therapeutic vaccine working against an infectious disease, and we have since identified two doses in our Phase 2 trial which have shown an even greater magnitude and duration of reduction in viral shedding than the best dose in the Phase 1/2a trial.

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this group, the viral shedding rate was reduced by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial.

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

The two most promising doses from this dose optimization study were 60 µg per protein combined with either 50 or 75 µg of Matrix-M2 adjuvant. The efficacy of GEN-003 at these two dose levels over the course of the Phase 2 dose optimization trial is as follows:

	60 µg per protein / 50 µg of Matrix-M2			60 µg per protein / 75 µg of Matrix-M2
Endpoint	Post dose 3	6 months	12 months	Post dose 3	6 months	12 months
Viral shedding rate reduction*	41% (p<0.0001)	46% (p<0.0001)	66% (p<0.0001)	55% (p<0.0001)	58% (p<0.0001)	54% (p<0.0001)
% patients lesion free	68%	36%	30%	68%	30%	21%
Genital lesion rate reduction*	69% (p<0.0001)	50% (p<0.0001)	65% (p<0.0001)	60% (p<0.0001)	43% (p<0.0001)	47% (p<0.0001)
Notes:
* Rate reduction vs. pre-dosing baseline levels. Poisson mixed effect model analysis.

 GEN-003 continues to be safe and well tolerated by patients, with no serious adverse events related to the vaccine in the dose optimization trial. These two doses have been advanced to our ongoing Phase 2b efficacy trial.

Following improvements that we made to the manufacturing process for GEN-003, we commenced a 135-subject Phase 2b efficacy study in the fourth quarter of 2015. Top-line viral shedding data from the 28-day observation period immediately after dosing is expected in September of 2016 and clinical efficacy data versus placebo against potential Phase 3 endpoints at six months post dosing is expected around the end of 2016.

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

In October 2015, we announced that top-line results from the Phase 2a clinical trial for GEN-004 showed consistent reductions versus placebo in the pre-specified endpoints of the rate and density of upper airway colonization in a human challenge model, but that neither of the endpoints achieved statistical significance. GEN-004 was safe and well tolerated by subjects. Although we did not achieve statistical significance in this study, the consistent apparent effect gives us confidence in the vaccine concept and in the potential for GEN-004. While internal development of GEN-004 has been suspended, we continue to seek partners to advance GEN-004 into a Phase 1/2 clinical trial targeting toddler and infant populations.

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

Company background

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of June 30, 2016, we had received an aggregate of $279.6 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2016, our cash and cash equivalents and investments were $86.0 million.

Since inception, we have incurred significant operating losses. Our net losses were $11.0 million and $20.8 million for the three and six months ended June 30, 2016, respectively, and our accumulated deficit was $178.7 million as of June 30, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

As of June 30, 2016, we sold 136 thousand shares under our ATM program and received $0.8 million in net proceeds after deducting commissions.

On the basis of our current operating plan, including the planned commencement of Phase 3 trials for GEN-003 in the second half of 2017, we expect that existing funds will be sufficient to fund operating expenses and capital expenditure requirements into the second half of 2017. These assumptions do not include additional capital from potential future business development activities, equity financings or debt drawdowns. Through this timeframe, we expect to have results from multiple Phase 2 GEN-003 studies, including the virological and clinical efficacy from our ongoing Phase 2b efficacy study, and a study to investigate the potential benefits of using GEN-003 in combination with oral antiviral medicines. In early 2017, we also expect to have conducted our FDA end of Phase 2 meeting for GEN-003 for genital herpes. However, costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, cash equivalents and investments, and any proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-003 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Genital herpes (GEN-003)(1)	$3,145	$4,042	$6,360	$9,627
Other research and development (2)	3,533	2,927	7,650	5,851
Total research and development	$6,678	$6,969	$14,010	$15,478

_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes costs related to other product candidates and certain technology platform development costs related to ATLAS.

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

Refund of research and development expenses

The refund of research and development expenses recorded in the three months ended March 31, 2016 related to a one-time payment received from Novavax pursuant to contractual obligations under the Novavax Agreement that existed to refund research and development expenses paid to Novavax between 2009 and 2011.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and June 30, 2015

	Three Months Ended June 30,		Increase
(in thousands)	2016	2015	(Decrease)
Grant revenue	$—	$115	$(115)

Operating expenses:
Research and development	6,678	6,969	(291)
General and administrative	4,026	3,172	854
Total operating expenses	10,704	10,141	563
Loss from operations	(10,704)	(10,026)	(678)
Other income and expenses:
Interest income	111	19	92
Interest expense	(430)	(307)	(123)
Total other income and expense	(319)	(288)	(31)
Net loss	$(11,023)	$(10,314)	$(709)

Grant revenue

We did not record any grant revenue in the three months ended June 30, 2016 as compared to $0.1 million in the three months ended June 30, 2015. The $0.1 million decrease was due to the completion of work related to a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014. The full amount of the grant was recognized as of March 31, 2016.

Research and development expenses

Research and development expenses decreased $0.3 million in the three months ended June 30, 2016.  The decrease was due largely to reductions in manufacturing costs (approximately $1.9 million) and clinical costs (approximately $0.2 million), offset by increases in compensation, consulting and professional services (approximately $0.6 million), lab-related costs (approximately $0.7 million), and office and facility costs (approximately $0.2 million).

On a program basis, GEN-003 costs decreased by $0.9 million compared to the three months ended June 30, 2015, driven by lower clinical costs due to the timing of activities in support of clinical trials and the conduct of a smaller Phase 2b trial for GEN-003 and lower manufacturing costs, partially offset by increases in headcount and related expenses to support the GEN-003 program. GEN-004 clinical costs decreased by approximately $0.7 million following the suspension of development of the program and costs to advance our pre-clinical product candidates and develop our ATLAS platform for immuno-oncology increased by approximately $1.3 million, driven by higher headcount and lab-related costs.

General and Administrative Expenses

General and administrative expense increased approximately $0.9 million in the three months ended June 30, 2016. The increase was due largely to GEN-003 market research costs and higher depreciation costs from facility expansion.

Interest Income

Interest income increased $0.1 million for the three months ended June 30, 2016 due to both higher levels of investing activity and a higher interest rate environment.

Interest Expense

Interest expense increased $0.1 million in the three months ended June 30, 2016. The increase was due primarily to the $5.0 million increase in principal borrowings under our 2014 Term Loan as a result of the First Amendment entered into in the fourth quarter of fiscal year 2015.

Comparison of the Six Months Ended June 30, 2016 and June 30, 2015

	Six Months Ended June 30,		Increase
(in thousands)	2016	2015	(Decrease)
Grant revenue	$235	$236	$(1)

Operating expenses:
Research and development	14,010	15,478	(1,468)
General and administrative	7,950	6,561	1,389
Refund of research and development expense	(1,592)	—	(1,592)
Total operating expenses	20,368	22,039	(1,671)
Loss from operations	(20,133)	(21,803)	1,670
Other income and expenses:
Interest income	220	31	189
Interest expense	(861)	(626)	(235)
Total other income and expense	(641)	(595)	(46)
Net loss	$(20,774)	$(22,398)	$1,624

Grant revenue

Grant revenue for the six months ended June 30, 2016 was unchanged from the same six month period in 2015. We entered into a $1.2 million grant with the Bill & Melinda Gates Foundation in September 2014. Grant activities occurred throughout the six-month period in 2015 and were largely completed in the first quarter of 2016.

Research and development expenses

Research and development expenses decreased $1.5 million for the six months ended June 30, 2016. The decrease was due largely to reductions in manufacturing costs (approximately $4.3 million) and clinical costs (approximately $1.3 million), offset by increases in compensation, consulting and professional services (approximately $1.8 million), lab-related costs (approximately $1.3 million), and facility costs (approximately $0.5 million).

On a program basis, GEN-003 costs decreased $3.3 million in the six months ended June 30, 2106, driven by lower clinical costs due to the timing of activities in support of clinical trials and the conduct of a smaller Phase 2b trial for GEN-003 and lower manufacturing costs, partially offset by increases in headcount and related expenses to support the GEN-003 program. GEN-004 clinical costs decreased by $1.5 million following the suspension of development of the program. Costs to advance our pre-clinical product candidates and develop our ATLAS platform for immuno-oncology increased by $3.3 million, driven by higher headcount and lab-related costs.

General and Administrative Expenses

General and administrative expense increased $1.4 million in the six months ended June 30, 2016. The increase was due largely to GEN-003 market research costs and higher depreciation costs from facility expansion.

Refund of research and development expense

In February 2016, we recorded a gain upon receipt of $1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2011.

Interest Income

Interest income increased $0.2 million in the six months ended June 30, 2016 due to both higher levels of investing activity and a higher interest rate environment.

Interest Expense

Interest expense increased $0.2 million in the six months ended June 30, 2016. The increase was due primarily to the $5.0 million increase in principal borrowings under our 2014 Term Loan as a result of the First Amendment entered into in the fourth quarter of fiscal year 2015.

Liquidity and Capital Resources

Overview

Since our inception through June 30, 2016, we have received an aggregate of $279.6 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2016, our cash, cash equivalents and investment securities were $86.0 million, comprising cash and cash equivalents of $18.3 million and current investment securities of $67.7 million.

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

As of June 30, 2016, we sold 136 thousand shares under our ATM program and received $0.8 million in net proceeds after deducting commissions.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permits us to draw two additional $5.0 million tranches. One $5.0 million tranche is immediately available to draw through December 15, 2016 and a second $5.0 million tranche becomes available through December 15, 2016, subject to us demonstrating sufficient evidence of continued clinical progression of our GEN-003 product candidate and making favorable progress in applying our proprietary technology platform toward the development of novel immunotherapies with application in oncology. As of June 30, 2016, the second $5.0 million tranche is not yet available to us. At June 30, 2016, $17.0 million was outstanding under the amended 2014 Term Loan.

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

Operating Capital Requirements

Our primary uses of capital are, and we expect will continue to be for the near future, manufacturing costs for pre-clinical and clinical materials, third party clinical trial research and development services, laboratory and related supplies, clinical costs, compensation and related expenses, legal and other regulatory expenses and general overhead costs.

On the basis of our current operating plan, including the planned commencement of Phase 3 trials for GEN-003 in the second half of 2017, we expect that existing funds will be sufficient to fund operating expenses and capital expenditure requirements into the second half of 2017. These assumptions do not include additional capital from potential future business development activities, equity financings or debt drawdowns. Through this timeframe, we expect to have results from multiple Phase 2 GEN-003 studies, including the virological and clinical efficacy from our ongoing Phase 2b efficacy study, and a study to investigate the potential benefits of using GEN-003 in combination with oral antiviral medicines. In early 2017, we also expect to have conducted our FDA end of Phase 2 meeting for GEN-003 for genital herpes. We are focused on maximizing the potential of our preclinical pipeline and our ATLAS technology for T cell target discovery, including enabling new immuno-oncology therapies. We expect that these funds will not be sufficient to enable us to seek marketing approval or commercialize any of our product candidates.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(19,857)	$(20,074)
Net cash provided by investing activities	19,906	1,007
Net cash provided by financing activities	957	48,589
Net increase in cash and cash equivalents	$1,006	$29,522

Operating Activities

Net cash used in operations decreased approximately $0.2 million to $19.8 million for the six months ended June 30, 2016 from $20.1 million for the six months ended June 30, 2015. The decrease in net cash used was due primarily to a reduction in net loss of approximately $1.6 million and an increase in depreciation and amortization of $0.4 million both offset by an increase of $1.9 million in our working capital accounts.

Investing Activities

Net cash provided by investing activities was $19.9 million for the six months ended June 30, 2016 compared to $1.0 million for the six months ended June 30, 2015. The $18.9 million increase was due largely to an increase of $38.3 million in net proceeds from maturities and sales of investments offset by investment purchases of $18.8 million. The remaining impact was due to higher levels of capital investment.

Financing Activities

Net cash provided by financing activities decreased $47.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as there were $0.8 million in net proceeds from equity offerings under the ATM in the six months ended June 30, 2016 compared to $48.4 million in net proceeds from the March 2015 Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2016.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $86.0 million and $106.4 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of June 30, 2016 and December 31, 2015, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

10.30
First Amendment to the Lease, dated as of May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: August 4, 2016	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)