Form 10-Q
period 2016-09-30
GENOCEA BIOSCIENCES, INC.
filed 2016-11-04
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 2, 2016, there were 28,381,959 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•	the timing of results of our ongoing and planned clinical trials;

•	our planned clinical trials for GEN-003;

•	our estimates regarding the amount of funds we require to complete our clinical trials for GEN-003 and to continue our investments in immuno-oncology;

•	our estimate for when we will require additional funding;

•	our plans to commercialize GEN-003 and our other vaccine candidates;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$26,417	$17,259
Investments, current portion	49,044	77,069
Prepaid expenses and other current assets	950	865
Total current assets	76,411	95,193
Property and equipment, net	5,034	4,083
Restricted cash	316	316
Investments, net of current portion	—	12,104
Other non-current assets	1,108	446
Total assets	$82,869	$112,142

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,888	$1,757
Accrued expenses and other current liabilities	3,641	3,975
Deferred revenue	—	235
Current portion of long-term debt	1,559	—
Total current liabilities	7,088	5,967
Non-current liabilities:
Long-term debt	15,274	16,477
Other non-current liabilities	158	37
Total liabilities	22,520	22,481
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	28
Additional paid-in-capital	251,762	247,550
Accumulated other comprehensive income (loss)	8	(7)
Accumulated deficit	(191,449)	(157,910)
Total stockholders’ equity	60,349	89,661
Total liabilities and stockholders’ equity	$82,869	$112,142

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Grant revenue	$—	$213	$235	$449

Operating expenses:
Research and development	8,811	6,058	22,821	21,536
General and administrative	3,619	3,645	11,569	10,206
Refund of research and development expense	—	—	(1,592)	—
Total operating expenses	12,430	9,703	32,798	31,742
Loss from operations	(12,430)	(9,490)	(32,563)	(31,293)
Other income and expense:
Interest income	103	39	323	70
Interest expense	(438)	(320)	(1,299)	(946)
Total other income and expense	(335)	(281)	(976)	(876)
Net loss	$(12,765)	$(9,771)	$(33,539)	$(32,169)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(9)	10	15	24
Comprehensive loss	$(12,774)	$(9,761)	$(33,524)	$(32,145)
Net loss per share - basic and diluted	$(0.45)	$(0.37)	$(1.18)	$(1.38)
Weighted-average number of common shares used in computing net loss per share	28,370	26,610	28,267	23,228

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(33,539)	$(32,169)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,309	661
Stock-based compensation	3,113	2,824
Net amortization of premium on investments	—	25
Non-cash interest expense	356	269
Changes in operating assets and liabilities	(1,342)	17
Net cash used in operating activities	(30,103)	(28,373)
Investing activities
Purchases of property and equipment	(1,968)	(1,849)
Proceeds from maturities of investments	58,891	16,000
Purchases of investments	(18,755)	(58,698)
Net cash provided by (used in) investing activities	38,168	(44,547)
Financing activities
Proceeds from equity offerings, net of issuance costs	815	95,216
Proceeds from exercise of stock options	166	354
Proceeds from the issuance of common stock under ESPP	112	119
Net cash provided by financing activities	1,093	95,689
Net increase in cash and cash equivalents	$9,158	$22,769
Cash and cash equivalents at beginning of period	17,259	20,058
Cash and cash equivalents at end of period	$26,417	$42,827
Supplemental cash flow information
Cash paid for interest	$943	$661
Property and equipment included in accounts payable and accrued expenses	$293	$531

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

The Company has one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. The Company also has, in GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections. Although internal development of GEN-004 has been suspended, the Company is currently seeking partners to advance GEN-004 into a Phase 1/2 clinical trial targeting toddler and infant populations. In November 2016, the Company announced its intention to focus all near-term research and pre-clinical resources to accelerate its progress in immuno-oncology, specifically cancer vaccines. As a result of this decision, it has paused all work on early stage infectious disease programs in genital herpes, chlamydia, and malaria. Progress made and data generated to date in these infectious disease research programs remains valuable to Genocea for the future.

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

Liquidity

As of September 30, 2016, the Company had an accumulated deficit of approximately $191.4 million. The Company had cash, cash equivalents and investments of $75.5 million at September 30, 2016. On the basis of current operating plans, including the plan to focus research investments on immuno-oncology and the planned commencement of Phase 3 trials for GEN-003 in the second half of 2017, it expects that these funds will be sufficient to fund operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its Common Stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its Common Stock. In April 2016, the Company sold 136 thousand shares and received $0.8 million in net proceeds after deducting commissions. For the three months ended September 30, 2016, there were no additional ATM sales.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015.

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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income or Interest expense, respectively. There were no realized gains or losses recognized for the nine months ended September 30, 2016 and 2015.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

For the nine months ended September 30, 2016, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2016.

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

The Company early adopted ASU 2016-09 as of June 30, 2016. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption as the Company had estimated a forfeiture rate of zero given that most options awards vest on a monthly basis. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital (APIC). Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement. There was no financial statement impact of adopting this provision of the ASU as the Company is in a net operating loss (NOL) position and all excess tax benefits that exist from options previously exercised require a full valuation allowance. As such, the adoption of this standard did not have a material impact on the financial statements.

For the nine month period ending September 30, 2016, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.

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

At this time, the Company has not decided on which method it will use to adopt the new standard, nor has it determined the effects of the new guidelines on its results of operations and financial position as the Company does not currently have any arrangements that would be impacted by the new standard. As a result, the Company is continuing to evaluate the method of adoption and the impact of this standard on its consolidated financial statements.

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

The Company generally does not finance purchases of equipment but it does lease office and lab facilities. The Company is in the process of evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.

3. Cash, cash equivalents and investments

As of September 30, 2016 and December 31, 2015, cash, cash equivalents, and investments comprised funds in depository, money market accounts, U.S. treasuries, and FDIC insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Money market funds, included in cash equivalents	$24,460	$24,460	$—	$—
Investments - U.S treasuries	16,523	16,523	—	—
Investments - certificates of deposit	32,521	—	32,521	—
Total	$73,504	$40,983	$32,521	$—

December 31, 2015
Money market funds, included in cash equivalents	$14,207	$14,207	$—	$—
U.S treasuries, included in cash equivalents	2,203	2,203	—	—
Investments - U.S. treasuries	27,924	27,924	—	—
Investments - certificates of deposit	61,249	—	61,249	—
Total	$105,583	$44,334	$61,249	$—

Cash equivalents and investments are valued using third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches and observable market inputs to determine value.

Investments at September 30, 2016 consist of the following (in thousands):

	Contracted Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	123-273 days	$16,515	$8	$—	$16,523
Certificates of deposit	3-182 days	32,521	—	—	32,521
Total		$49,036	$8	$—	$49,044

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

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits the Company to draw two additional $5.0 million tranches. One $5.0 million tranche is immediately available to draw through December 15, 2016 and a second $5.0 million tranche is available to draw through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. As of September 30, 2016, the second $5.0 million tranche is not yet available to the Company. At September 30, 2016, $17.0 million was outstanding under the amended 2014 Term Loan.

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

The 2014 Term Loan is automatically accelerated upon a change in control wherein the Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date, including any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment, the End of Term Charge, and a prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote.
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
The Company incurred $280 thousand in debt financing costs related to the First Amendment, which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $103 thousand of financing costs and also reimbursed Hercules $210 thousand for debt financing costs, which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt amount. The increase in the End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At September 30, 2016, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of both September 30, 2016 and December 31, 2015, the Company had outstanding borrowings under the 2014 Term Loan of $17.0 million. Interest expense related to the 2014 Term Loan was $0.4 million and $1.3 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

September 30, 2016
2016	$—
2017	3,149
2018	6,659
2019	8,034
Total	$17,842

5. Commitments and contingencies

Lease commitments

In May 2016, the Company entered into a lease amendment (the "2016 Lease") for office and laboratory space currently occupied under an original lease that commenced in March 2014 and was set to expire in February 2017 (the "2014 Lease"). The 2016 Lease extends the 2014 Lease by an additional three years through February 2020. In June 2015, the Company signed a second operating lease (the "2015 Lease") for office space in the same building as the 2014 Lease. In August 2016, the Company exercised a three-year renewal option extending the 2015 Lease to February 2020.

The minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

September 30, 2016
2016	$316
2017	1,550
2018	1,607
2019	1,637
2020	274
Total	$5,384

At September 30, 2016 and December 31, 2015, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

In March 2014, the Company announced a joint research collaboration with Dana-Farber Cancer Institute to characterize anti-tumor T cell responses in melanoma patients. This collaboration extends the use of the Company's proprietary ATLAS platform for the rapid discovery of T cell antigens to cancer immunotherapy approaches. In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. This grant provided for the continued expansion of the Company’s malaria antigen library to aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company recognized revenue under these agreements of $213 thousand and $449 thousand for the three and nine months ended September 30, 2015, respectively. The Company recognized revenue of none and $235 thousand for the three and nine months ended September 30, 2016, respectively.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials. The Company incurred expenses under the agreement of $0.4 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. The Company incurred expenses under the agreement of $0.5 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

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

6. Equity and net loss per share

At September 30, 2016, the Company has authorized 25,000,000 shares of preferred stock at $0.001 par value per share. As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

At September 30, 2016, the Company has authorized 175,000,000 shares of Common Stock at $0.001 par value per share. As of September 30, 2016 and December 31, 2015, there were 28,384,548 and 28,161,313 shares, respectively, of Common Stock issued. As of September 30, 2016 and December 31, 2015, there were 28,380,663 and 28,151,596 shares, respectively, of Common Stock outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). As the three and nine months ended for both September 30, 2016 and 2015 resulted in net losses, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

As of September 30, 2016 and December 31, 2015, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represented warrants to purchase Common Stock issued in periods prior to the Company's initial public offering ("IPO").

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2016	2015
Warrants	78	78
Outstanding options	3,794	2,716
Outstanding ESPP	21	13
Total	3,893	2,807

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

As of both September 30, 2016 and December 31, 2015, the Company had issued 35,964 shares of restricted Common Stock. The Company had 3,885 and 9,717 shares of nonvested restricted stock that were subject to repurchase by the Company as of September 30, 2016 and December 31, 2015, respectively.

7. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$428	$380	$1,234	$1,245
General and administrative	691	498	1,879	1,579
Total	$1,119	$878	$3,113	$2,824

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,723	$7.60	7.61	$2,840
Granted	1,472	$3.51
Exercised	(56)	$2.96
Canceled	(345)	$8.46
Outstanding at September 30, 2016	3,794	$6.01	7.74	$4,708
Exercisable at September 30, 2016	1,763	$6.09	6.47	$2,627
Vested or expected to vest at September 30, 2016	3,794	$6.01	7.74	$4,708

Performance-based stock options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and nine months ended September 30, 2016, and accordingly did not recognize stock-based compensation expense for these periods. As of September 30, 2016, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

In connection with the completion of the Company's IPO on February 10, 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of Common Stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. As of September 30, 2016, 112,073 shares remain for future issuance under the plan. The Company incurred stock-based compensation expense related to the 2014 ESPP of $45 thousand and $110 thousand for the three and nine months ended September 30, 2016, respectively, and $30 thousand and $83 thousand for the three and nine months ended September 30, 2015, respectively.

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

The Company has one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. The Company also has, in GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections. Although internal development of GEN-004 has been suspended, the Company is currently seeking partners to advance GEN-004 into a Phase 1/2 clinical trial targeting toddler and infant populations. In November 2016, the Company announced its intention to focus all near-term research and pre-clinical resources to accelerate its progress in immuno-oncology, specifically cancer vaccines. As a result of this decision, it has paused all work on early stage infectious disease programs in genital herpes, chlamydia, and malaria. Progress made and data generated to date in these infectious disease research programs remains valuable to Genocea for the future.

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. We have completed two positive clinical trials and have a third trial currently underway. Key data from those trials is described below.
Phase 1/2 Trial

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

Phase 2 Dose Optimization Trial

A 310-subject Phase 2 dose optimization trial was completed in March 2016. The objective of this trial was to confirm the results of the Phase 1/2a trial and to test six combinations of proteins and adjuvant to determine the optimal dose for future trials and potentially improve on the profile of GEN-003. Subjects were randomized to one of six dosing groups of either 30μg or 60μg per protein paired with one of three adjuvant doses (25μg, 50μg, or 75μg). A seventh group received placebo. Subjects received three doses of GEN-003 or placebo at 21-day intervals. Baseline viral shedding and genital lesion rates were established for each subject in a 28-day observation period prior to the commencement of dosing by collecting 56 genital swab samples (two per day), which were analyzed for the presence of HSV-2 DNA, and by recording the days on which genital lesions were present. This 28-day observation period was repeated immediately after the completion of dosing, and at six and twelve months following dosing. No maintenance doses were given. After the 28-day observation period immediately after dosing, patients in the placebo arm were rolled over across the 6 active combinations of GEN-003 and Matrix-M2 under a separate protocol.

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

	Placebo	60 µg per protein / 50 µg of Matrix-M2			60 µg per protein / 75 µg of Matrix-M2
Endpoint	Post dose 3	Post dose 3	6 months	12 months	Post dose 3	6 months	12 months
Viral shedding rate reduction(1)	-4%	41%	47%	66%	55%	58%	55%
Poisson mixed effect model (Old Model)(2)
p-value vs baseline	0.48	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001
p-value vs placebo	NA	<0.0001	NA	NA	<0.0001	NA	NA
Poisson mixed effect model with Empirical Variance (New Model)(3)
p-value vs baseline	0.88	0.01	0.0004	<0.0001	0.006	<0.0001	0.01
p-value vs placebo	NA	0.04	NA	NA	0.01	NA	NA
% patients lesion free	NA	68%	36%	30%	68%	30%	21%
Genital lesion rate reduction(1)	60%	69%	50%	65%	60%	43%	47%
Poisson mixed effect model (Old Model)(2)
p-value vs baseline	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001
p-value vs placebo	NA	0.3	NA	NA	0.79	NA	NA
Poisson mixed effect model with Empirical Variance (New Model)(3)
p-value vs baseline	0.0002	0.0005	0.01	0.003	0.02	0.03	0.02
p-value vs placebo	NA	0.59	NA	NA	0.85	NA	NA
(1) Rate reduction vs. pre-dosing levels.
(2) Generalized Linear Model with “Standard” Poisson distribution as pre-specified in the Phase 2 trial statistical analysis plan, formerly a widely adopted model developed by the University of Washington (“UW”) and which was used in both the GEN-003 Phase 1/2 and Phase 2 trials (the “Old Model”).
(3) Statistical analysis performed using a modified Poisson model (the “New Model”) reflecting advances in the field since the start of the Phase 2 dose optimization trial: Magaret, Amalia, "Models for HSV shedding must account for two levels of overdispersion" ((January 2016). UW Biostatistics Working Paper Series. Working Paper 410). UW developed the New Model as clinical trial data which accumulated over the years indicated that the Old Model assumptions around the distribution of data did not fit this actual genital herpes clinical trial data. The New Model corrects the assumption of data distribution by an empiric variance method which better reflects this clinical trial experience. Critically, the results of the GEN-003 clinical trials analyzed with the New Model remain statistically significant and the estimated magnitude of the effect, confidence intervals around that effect and durability of effect are unchanged.
Genocea considers it important to reflect advances in the field of genital herpes research in its approach to the conduct of clinical trials and the analysis of clinical trial data and adopted the New Model as the primary statistical model for the viral shedding rate and genital lesion rate data in its ongoing Phase 2b trial. Results shown above from the Phase 2 trial using the New Model are provided for comparative purposes, but were not part of the original pre-specified statistical analysis plan for this trial.

Phase 2b Trial

In December 2015, a Phase 2b trial was initiated as our first study testing potential Phase 3 endpoints with a Phase 3-ready formulation of GEN-003, one manufactured with commercially-scalable processes. The trial enrolled 131 subjects that were randomized to one of three dose groups - placebo, 60 µg per protein / 50 µg of Matrix-M2 (the "60/50 Dose") and 60 µg per protein / 75 µg of Matrix-M2 (the "60/75 Dose"). All subjects received three injections at 21-day intervals.

In September 2016, we announced positive viral shedding rate reductions from the ongoing Phase 2b study. The study achieved its primary endpoint, with GEN-003 demonstrating a statistically significant (versus placebo and baseline) 40%

reduction in the viral shedding rate compared to baseline immediately after dosing in the 60/50 Dose group, using a new Phase 3-ready formulation. This result was consistent with a statistically significant (versus placebo and baseline) viral shedding rate reduction of 41% at this same dose and time point in a prior Phase 2 trial. In addition, the reactogenicity profile of this dose, an indication of the strength of the immune response to GEN-003, was consistent between the trials. This same dose in the prior Phase 2 trial subsequently demonstrated virologic and clinical efficacy durable through at least one year after dosing.

The 60/75 Dose group reduced the viral shedding rate by 27%, lower than that observed in the prior trial, and also showed a less acceptable reactogenicity profile than the prior trial. We believe that the increase in reactogenicity of this dose indicates an overstimulation of the T cell immune system leading to the reduced efficacy with this dose in this trial, as would be expected with the known bell-shaped T cell dose response curve. The likely driver of this effect is a more potent adjuvant formulation following customary manufacturing process changes to prepare for Phase 3 trials and commercialization.

The top-line viral shedding rate reductions for all of the dose groups in the trial are summarized in the following table:

	Placebo	60/50 Dose	60/75 Dose
Viral shedding rate reduction(1)	6%	-40%	-27%
Poisson mixed effect model with Empirical Variance (New Model)(2)(3)
p-value vs. baseline	0.76	0.03	0.16
p-value vs. placebo	NA	0.05	0.20
(1) Rate reduction vs. pre-dosing levels.
(2) The New Model (see note above under “Phase 2 Dose Optimization Trial”), as pre-specified in the Phase 2b statistical analysis plan.
(3) Under the Old Model (see note above under “Phase 2 Dose Optimization Trial”), p-values for the 60/50 Dose were <0.0001 vs. both baseline and placebo and for the 60/75 Dose were 0.001 vs. baseline and 0.004 vs. placebo.

The trial will also compare GEN-003 efficacy to placebo for the clinical endpoints of: the proportion of patients who are lesion recurrence free at six and 12 months after dosing; the time to first lesion recurrence after dosing; and, the impact on percentage of days with genital herpes lesions at six and 12 months after dosing. All subjects will be followed for 12 months after the last dose. The clinical efficacy data versus placebo against potential Phase 3 endpoints at six-months post dosing is expected in January 2017. The viral shedding rate reduction data at six-months post dosing is expected in the first half of 2017.

Safety in the trial was continuously reviewed by an independent Data Safety Monitoring Board. There was no grade 4 reactogenicity or related serious adverse events and discontinuations due to adverse events were low and similarly distributed across active dose groups and placebo.

We intend to conduct an end-of-Phase 2 meeting with the FDA in early 2017. We now plan to conduct a clinical trial exploring the potential additive effects of GEN-003 on top of daily administration of VALTREX®, an oral antiviral therapy, as part of the GEN-003 Phase 3 program. We believe that this will increase the chances that positive results in this trial could be included in GEN-003’s label, if approved. We retain all rights to GEN-003 and plan to advance this program through regulatory approval and, if approved, commercialize this vaccine through a focused commercial effort in the United States. We intend to evaluate partnerships for the future development and commercialization of GEN-003.

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

We continue to advance our collaborations with Memorial Sloan Kettering Cancer Center and Dana-Farber Cancer Center and we expect to announce further data from these collaborations later in the fourth quarter of 2016.

Research and non-clinical development in infectious disease

We have paused activities on our non-clinical development programs in chlamydia, HSV-2 prophylaxis and malaria in order to focus all of our internal research and pre-clinical resources on our immune-oncology investments. Progress made and data generated to date in these infectious disease research programs remains valuable to Genocea for the future.

Company background

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of September 30, 2016, we had received an aggregate of $279.6 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2016, our cash and cash equivalents and investments were $75.5 million.

Since inception, we have incurred significant operating losses. Our net losses were $12.8 million and $33.5 million for the three and nine months ended September 30, 2016, respectively, and our accumulated deficit was $191.4 million as of September 30, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

As of September 30, 2016, we sold 136 thousand shares under our ATM program and received $0.8 million in net proceeds after deducting commissions.

On the basis of current operating plans, including the plan to focus research investments on immuno-oncology and the planned commencement of Phase 3 trials for GEN-003 in the second half of 2017, Genocea expects that these funds will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. We expect to report six-month placebo-controlled clinical efficacy results from the ongoing Phase 2b trial in January 2017 and we anticipate conducting an FDA end-of-Phase 2 meeting for GEN-003 in the first quarter of 2017. However, costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, cash equivalents and investments, and any proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-003 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Genital herpes (GEN-003)(1)	$4,979	$2,955	$11,339	$12,582
Other research and development (2)	3,832	3,103	11,482	8,954
Total research and development	$8,811	$6,058	$22,821	$21,536

_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)
Includes costs related to other product candidates and certain technology platform development costs related to ATLAS. Additionally, costs that are not specifically allocated by project including facilities costs, depreciation expense, and non-project specific costs incurred by R&D personnel, are included in this line item.

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

Refund of research and development expenses

The refund of research and development expenses recorded in the nine months ended September 30, 2016 related to a one-time payment received from Novavax pursuant to contractual obligations under the Novavax Agreement that existed to refund research and development expenses paid to Novavax between 2009 and 2011.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and September 30, 2015

	Three Months Ended September 30,		Increase
(in thousands)	2016	2015	(Decrease)
Grant revenue	$—	$213	$(213)

Operating expenses:
Research and development	8,811	6,058	2,753
General and administrative	3,619	3,645	(26)
Total operating expenses	12,430	9,703	2,727
Loss from operations	(12,430)	(9,490)	(2,940)
Other income and expenses:
Interest income	103	39	64
Interest expense	(438)	(320)	(118)
Total other income and expense	(335)	(281)	(54)
Net loss	$(12,765)	$(9,771)	$(2,994)

Grant revenue

We did not record any grant revenue in the three months ended September 30, 2016 as compared to $0.2 million in the three months ended September 30, 2015. The $0.2 million decrease was due to the completion of work related to a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014. The full amount of the grant was recognized as of March 31, 2016.

Research and development expenses

Research and development expenses increased $2.8 million in the three months ended September 30, 2016.  The increase was due largely to increases in compensation, consulting and professional services (approximately $1.8 million), clinical costs (approximately $0.6 million), and office and facility costs (approximately $0.2 million).

On a program basis, GEN-003 costs increased by $2.0 million compared to the three months ended September 30, 2015, driven by increases in headcount related expenses and clinical expenses to support the GEN-003 program, and higher consulting and professional service costs in advance of the expected Phase 3 trials. GEN-004 costs decreased by approximately

$0.5 million following the suspension of development of the program in the fourth quarter of 2015. Other costs, including those to advance our pre-clinical product candidates and develop our ATLAS platform for immuno-oncology increased by approximately $1.3 million.

General and Administrative Expenses

General and administrative expenses were unchanged at approximately $3.6 million from the same three month period in 2015. Expenditures across various activities also remained consistent with the same quarter in the prior year.

Interest Income

Interest income increased $0.1 million for the three months ended September 30, 2016 due to both higher levels of investing activity and a higher interest rate environment.

Interest Expense

Interest expense increased $0.1 million in the three months ended September 30, 2016. The increase was due primarily to the $5.0 million increase in principal borrowings under our 2014 Term Loan as a result of the First Amendment entered into in the fourth quarter of fiscal year 2015.

Comparison of the Nine Months Ended September 30, 2016 and September 30, 2015

	Nine Months Ended September 30,		Increase
(in thousands)	2016	2015	(Decrease)
Grant revenue	$235	$449	$(214)

Operating expenses:
Research and development	22,821	21,536	1,285
General and administrative	11,569	10,206	1,363
Refund of research and development expense	(1,592)	—	(1,592)
Total operating expenses	32,798	31,742	1,056
Loss from operations	(32,563)	(31,293)	(1,270)
Other income and expenses:
Interest income	323	70	253
Interest expense	(1,299)	(946)	(353)
Total other income and expense	(976)	(876)	(100)
Net loss	$(33,539)	$(32,169)	$(1,370)

Grant revenue

Grant revenue for the nine months ended September 30, 2016 decreased by $0.2 million from the same nine month period in 2015. We entered into a $1.2 million grant with the Bill & Melinda Gates Foundation in September 2014. Grant activities occurred throughout the nine-month period in 2015 and were largely completed in the first quarter of 2016.

Research and development expenses

Research and development expenses increased $1.3 million for the nine months ended September 30, 2016. The increases in compensation, consulting and professional services (approximately $3.6 million), lab-related costs (approximately $1.5 million), facility costs (approximately $0.7 million), and depreciation expense (approximately $0.3 million), were partially offset by decreases in manufacturing costs (approximately $4.5 million) and clinical costs (approximately $0.7 million). The remaining increases, all insignificant by spending category, are attributable to the overall growth of the research and development function.

On a program basis, GEN-003 costs decreased $1.2 million in the nine months ended September 30, 2016, driven by lower manufacturing costs offset by increases in headcount and related expenses to support the GEN-003 program and an increase in clinical trial activities for ongoing and anticipated trials GEN-004 costs decreased by $2.0 million following the suspension of development of the program in the fourth quarter of 2015. Other costs, including those to advance our pre-clinical product candidates and develop our ATLAS platform for immuno-oncology increased by $4.5 million.

General and Administrative Expenses

General and administrative expense increased $1.4 million in the nine months ended September 30, 2016. The increase was due largely to GEN-003 market research costs and higher depreciation costs from facility expansion.

Refund of research and development expense

In February 2016, we recorded a gain upon receipt of $1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2011.

Interest Income

Interest income increased $0.3 million in the nine months ended September 30, 2016 due to both higher levels of investing activity and a higher interest rate environment.

Interest Expense

Interest expense increased $0.4 million in the nine months ended September 30, 2016. The increase was due primarily to the $5.0 million increase in principal borrowings under our 2014 Term Loan as a result of the First Amendment entered into in the fourth quarter of fiscal year 2015.

Liquidity and Capital Resources

Overview

Since our inception through September 30, 2016, we have received an aggregate of $279.6 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2016, our cash, cash equivalents and investment securities were $75.5 million, comprising cash and cash equivalents of $26.4 million and current investment securities of approximately $49.1 million.

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

As of September 30, 2016, we sold 136 thousand shares under our ATM program and received $0.8 million in net proceeds after deducting commissions.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permits us to draw two additional $5.0 million tranches. One $5.0 million tranche is immediately available to draw through December 15, 2016 and a second $5.0 million tranche becomes available through December 15, 2016, subject to us demonstrating sufficient evidence of continued clinical progression of our GEN-003 product candidate and making favorable progress in applying our proprietary technology platform toward the development of novel immunotherapies with application in oncology. As of September 30, 2016, the second $5.0 million tranche is not yet available to us. At September 30, 2016, $17.0 million was outstanding under the amended 2014 Term Loan.

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

On the basis of current operating plans, including the plan to focus research investments on immuno-oncology and the planned commencement of Phase 3 trials for GEN-003 in the second half of 2017, Genocea expects that its cash, cash equivalents and marketable securities as at September 30, 2016 will be sufficient to fund its operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. Through this timeframe, we expect to report six-month placebo-controlled clinical efficacy results from the ongoing Phase 2b study and we anticipate meeting the FDA in an end-of-Phase 2 meeting for GEN-003 in the first quarter of 2017. We are focused on maximizing the potential of our preclinical pipeline and our ATLAS technology for T cell target discovery, including enabling new immuno-oncology therapies. We expect that these funds will not be sufficient to enable us to seek marketing approval or commercialize any of our product candidates.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(30,103)	$(28,373)
Net cash provided by (used in) investing activities	38,168	(44,547)
Net cash provided by financing activities	1,093	95,689
Net increase in cash and cash equivalents	$9,158	$22,769

Operating Activities

Net cash used in operations increased by approximately $1.7 million to $30.1 million for the nine months ended September 30, 2016 from $28.4 million for the nine months ended September 30, 2015. The increase in net cash used was due primarily to a higher net loss of approximately $1.3 million and a $1.4 million decrease in our working capital accounts both offset by increases in depreciation and amortization (approximately $0.6 million) and stock-based compensation expense (approximately $0.3 million).

Investing Activities

Net cash provided by investing activities was $38.2 million for the nine months ended September 30, 2016 compared to net cash used of $44.5 million for the nine months ended September 30, 2015. The $82.7 million increase was due largely to an increase of $42.8 million in net proceeds from maturities and sales of investments and a decrease in investment purchases of $39.9 million.

Financing Activities

Net cash provided by financing activities decreased $94.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to $0.8 million in net proceeds from equity offerings under the ATM in the nine months ended September 30, 2016 compared to $95.2 million in net proceeds from the follow-on equity offerings in March and August of 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2016.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents and investments of $75.5 million and $106.4 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of September 30, 2016 and December 31, 2015, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Exhibit Number	Exhibit

10.1*	Amended and Restated Exclusive License Agreement between Children’s Medical Center Corporation and Genocea Biosciences, Inc., dated March 23, 2012.

10.2*	Amended and Restated License Agreement between Genocea Biosciences, Inc. and President and Fellows of Harvard College, dated November 19, 2013.

10.3*
License and Collaboration Agreement between Genocea Biosciences, Inc. and Isconova AB, dated August 5, 2009, as amended on March 19, 2010, June 18, 2010, August 17, 2010, October 19, 2011, February 6, 2012 and October 21, 2014.

10.4*
Exclusive License Agreement for Escherichia Coli K12 to Deliver Protein to the Macrophage Cytosol between Genocea Biosciences, Inc. and the Regents of the University of California, dated August 18, 2006.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*Confidential treatment has been granted by, or is being requested from, the Securities and Exchange Commission as to certain portions of this exhibit (indicated by asterisks), which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, as applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: November 4, 2016	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2016	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)