Form 10-K
period 2016-12-31
GENOCEA BIOSCIENCES, INC.
filed 2017-02-17
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was: $85,898,985.
The number of shares outstanding of the registrant’s common stock as of February 15, 2017 was 28,498,694.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the timing of results of our ongoing and planned clinical trials;

•	our planned clinical trials for GEN-003;

•	our estimates regarding the amount of funds we require to complete our clinical trials for GEN-003 and to continue our investments in our immuno-oncology;

•	our estimate for when we will require additional funding;

•	our plans to commercialize GEN-003 and our other product candidates;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

We have one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. We also have a pre-clinical immuno-oncology program focused on personalized cancer vaccines ("GEN-009"). The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We have other infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

ATLAS Platform

Vaccines represent a major healthcare success story, having eradicated or significantly reduced the global prevalence of many infectious diseases. To date, all approved vaccines have been developed primarily to elicit B cell responses. However, there remain many diseases for which no effective vaccines or only partially effective vaccines exist. A major reason, for infectious diseases, is that the organisms that cause these diseases largely evade the antibody immune response generated by B cells, which can generally only address pathogens in the bloodstream. Such organisms may reside in host cells or mucosal surfaces of the nose and throat. To address these pathogens, vaccines targeting responses from the T cell arm of the immune system may present the solution. In the case of cancers, the success of checkpoint blockade therapies, in which essentially the brakes are taken off of T cells, it is clear that the cellular arm of the immune system needs to be engaged.

We believe T cell target discovery has been particularly challenging for two reasons. First, the diversity of human T cell responses contrasts with the generally uniform B cell responses in humans. Second, the number of candidate targets for T cell responses can be exponentially greater than for B cell responses. These complexities represent fundamental barriers that traditional vaccine discovery tools, which rely either on computer predictions, or on empirically selecting the potential targets by iteratively testing them in animal models, have not been able to address.

We have designed the ATLAS platform to overcome these T cell target discovery challenges. We believe ATLAS represents the most comprehensive high-throughput system for T cell vaccine and immunotherapy discovery in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of protein targets for a specific pathogen or cancer from patients' blood samples, allowing us to identify vaccine and immunotherapy targets associated with protective T cell responses to disease. By comparing antigens identified in individuals who naturally control their disease with those who do not, we can select the antigens that may have the best likelihood of inducing protective T cell immune responses.

We believe we are a leader in the field of T cell vaccine and immunotherapy discovery and development. Our management and scientific teams possess considerable experience in vaccine, immunotherapy, cancer and anti-infective research, manufacturing, clinical development and regulatory matters.

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. Data from our double-blind, placebo-controlled, dose-escalating Phase 1/2a trial for GEN-003 represented the first reported instance of a therapeutic vaccine working against an infectious disease. Our second trial was a Phase 2 dose optimization study, which confirmed the Phase 1/2a trial results and tested six combinations of proteins and adjuvant to determine the optimal dose for future trials. Our third trial utilized the top two performing doses identified from our

Phase 2 dose optimization study and is intended to test potential Phase 3 endpoints with an improved formulation of GEN-003, manufactured with commercially-scalable processes, which will be used in future Phase 3 trials. Key data from those trials is described below.

Phase 1/2a Trial - Completed

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg per protein dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this group, the viral shedding rate was reduced by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial.

Phase 2 Dose Optimization Trial - Completed

A 310-subject Phase 2 dose optimization trial was completed in March 2016. Subjects were randomized to one of six dosing groups of either 30μg or 60μg per protein paired with one of three adjuvant doses (25μg, 50μg, or 75μg). A seventh group received placebo. Subjects received three doses of GEN-003 or placebo at 21-day intervals. Baseline viral shedding and genital lesion rates were established for each subject in a 28-day observation period prior to the commencement of dosing by collecting 56 genital swab samples (two per day), which were analyzed for the presence of HSV-2 DNA, and by recording the days on which genital lesions were present. This 28-day observation period was repeated immediately after the completion of dosing, and at six and twelve months following dosing. No maintenance doses were given. After the 28-day observation period immediately after dosing, patients in the placebo arm were rolled over across the six active combinations of GEN-003 and Matrix-M2 under a separate protocol. The primary endpoint of the trial was the reduction in viral shedding rate versus baseline, a measure of anti-viral activity. A number of exploratory secondary endpoints were also studied, including the reduction in genital lesion rates, the percent of patients who were lesion recurrence free up to six and 12 months after dosing and time to first lesion recurrence after dosing.

The two most promising doses from this dose optimization study were 60 µg per protein combined with either 50 or 75 µg of Matrix-M2 adjuvant ("60/50 Dose" and "60/75 Dose" respectively). In October 2015, we announced positive results from the planned interim analysis of data collected six months after dosing demonstrating that patients dosed with GEN-003 showed a statistically significant 47% (p=0.0004) and 58% (p < 0.0001) reduction from baseline in the viral shedding rate for both the 60/50 Dose and 60/75 Dose, respectively. In a planned secondary analysis, the proportion of patients receiving any one of the six GEN-003 doses who were lesion-free at six months after dosing ranged from approximately 30% to 50%, similar to results reported in clinical trials with oral antiviral therapies. In addition, the time to first recurrence after completion of dosing showed a range of 152 days to greater than 180 days among dose groups. In a further secondary analysis measuring the impact on genital lesion rates, GEN-003 demonstrated sustained and statistically significant reductions from baseline in five of six dose groups ranging from 43% to 69%.

In March 2016, we announced positive results from data collected twelve months after dosing. The 60/50 Dose and 60/75 Dose continued to demonstrate statistically significant reductions of 66% (p < 0.0001) and 55% (p=0.01), respectively, from baseline in the viral shedding rate. These two doses were advanced to our Phase 2b trial evaluating a new Phase 3-ready formulation of GEN-003.

The Phase 2 dose optimization trial continued to show that GEN-003 is safe and well tolerated by patients, with no serious adverse events ("AEs") related to the vaccine.

Phase 2b Trial - Ongoing

In December 2015, we initiated a Phase 2b trial which was our first study testing potential Phase 3 endpoints with a Phase 3-ready formulation of GEN-003, manufactured with commercially-scalable processes. The trial enrolled 131 subjects that were randomized to one of three dose groups - placebo, 60/50 Dose, and 60/75 Dose. All subjects received three injections at 21-day intervals.

In September 2016, we announced positive viral shedding rate reductions from the ongoing Phase 2b study. The study achieved its primary endpoint, with GEN-003 demonstrating a statistically significant (versus placebo and baseline) 40% reduction in the viral shedding rate compared to baseline immediately after dosing in the 60/50 Dose group. This result was consistent with a statistically significant (versus placebo and baseline) viral shedding rate reduction of 41% at this same dose and time point in the previous Phase 2 dose optimization trial. In addition, the reactogenicity profile of this dose, an indication of the strength of the immune response to GEN-003, was consistent between the trials. This same dose in the prior Phase 2 trial subsequently demonstrated virologic and clinical efficacy durable through at least one year after dosing.

The 60/75 Dose group reduced the viral shedding rate by 27%, lower than that observed in the prior trial, and also showed a less acceptable reactogenicity profile than the prior trial. We believe that the increase in reactogenicity of this dose indicates an overstimulation of the T cell immune system leading to the reduced efficacy with this dose in this trial, as would be expected with the well-known bell-shaped T cell dose response curve. The likely driver of this effect is a more potent adjuvant formulation following customary manufacturing process changes to prepare for Phase 3 trials and commercialization.

In January 2017, we announced positive clinical results from this ongoing trial. At six months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo across multiple clinical endpoints. The 60/50 Dose significantly reduced the rate of genital lesions during the six months following dosing compared to placebo (41% reduction versus placebo). The genital lesion rate is an important overall measure of disease that captures both the frequency and duration of recurrences, both of which are important to both patients and their caregivers. GEN-003 also consistently demonstrated significant benefits versus placebo across several other clinical endpoints including median duration of recurrences in days (2.8 compared to 4.2 for placebo), median duration of recurrences over six months (1.0 compared to 2.0 for placebo), and estimates of percent recurrence free after first and last dose (29% and 22%, respectively, for the 60/50 Dose versus 10% and 13%, respectively, for placebo). In addition, mean duration of recurrences in days (3.3 compared to 4.8 for placebo) and mean duration of recurrences over six months (2.1 compared to 2.7 for placebo) demonstrated significant benefit versus placebo.

The clinical efficacy data versus placebo at twelve-months post dosing is expected in the middle of 2017. The viral shedding rate reduction data at six-months post dosing is expected in the first half of 2017.

GEN-003 also continues to demonstrate a safety profile appropriate for its therapeutic setting in the judgment of the trial’s independent Drug Monitoring Committee. There was no grade 4 reactogenicity or related serious AEs and discontinuations due to AEs were low and similarly distributed across active dose groups and placebo.

We intend to conduct an end-of-Phase 2 meeting with the FDA in early 2017. We also expect to commence Phase 3 trials in the fourth quarter of 2017. We plan to commence a clinical trial exploring the potential additive effects of GEN-003 on top of daily administration of valacyclovir in parallel with the Phase 3 program. We retain all rights to GEN-003 and our strategy is to execute a partnership to maximize the potential of GEN-003 and to help fund the costs of the GEN-003 Phase 3 program.

If GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

Our Immuno-Oncology Program

Guided by our positive clinical results on GEN-003 and our belief in the ATLAS platform, we are focused on combining our antigen selection and vaccine development expertise with that of leading cancer innovators to unlock new targets in immuno-oncology. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancers. We are developing personalized cancer vaccines by leveraging ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We anticipate filing a personalized cancer vaccine Investigational New Drug ("IND") application with the FDA in 2017. We are also applying the results from ATLAS, and its utility a prognostic tool, to identify patients that could benefit from checkpoint inhibitor therapy. Our strategy in immuno-oncology combines our own internal development programs with a focus on partnering ATLAS for other immuno-oncology applications.

Refer to "Our Immuno-Oncology Program" below for additional details on this program, including our current collaborations.
In November 2015, we also commenced a new program focused on Epstein-Barr Virus (“EBV”) ("GEN-007"). EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe the ATLAS platform is highly suited to the creation of a new immunotherapy for EBV given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpesvirus family, in which we have deep experience through our development of GEN-003. We are currently conducting ATLAS screens for EBV and plan to select antigen candidates for further study in 2017.

Other infectious disease programs

Our other infectious disease programs include GEN-004, a potential universal Streptococcus pneumoniae, or pneumococcus, vaccine to protect against a leading cause of infectious disease mortality worldwide and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria. In October 2015, we announced that top-line results from the Phase 2a clinical trial for GEN-004 showed consistent reductions versus placebo in the pre-specified endpoints of the rate and density of upper airway colonization in a human challenge model, but that neither of the endpoints achieved statistical significance. GEN-004 was safe and well tolerated by subjects. Although we did not achieve statistical significance in this study, the consistent apparent effect gives us confidence in the vaccine concept and in the potential for GEN-004. In November 2016, we paused activities on our other early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria in order to focus all of our internal research and pre-clinical resources on our immuno-oncology investments. Progress made and data generated to date in these infectious disease clinical and research programs remains valuable to Genocea for the future.

Our Product Candidate Pipeline

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-003	Genital herpes Therapeutic	Phase 2	12-month clinical data from Phase 2b trial	Third quarter of 2017
GEN-009	Immuno-oncology - Neoantigen	Pre-clinical	File IND	Fourth quarter of 2017
GEN-007	Epstein-Barr Virus	Research	Select antigen candidates	Second half of 2017

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

Genital herpes is a sexually transmitted disease. Genital herpes infections have become an epidemic, spreading to approximately 16% of the United States population between the ages of 14 and 49, and more than 500 million people worldwide, according to the World Health Organization.

For infected individuals, the disease can manifest in a number of ways, with so-called viral shedding as the common element. For some of the virus’ life cycle, it lies dormant within nerve cells near the spine. Although there may be no visible sign of infection, the virus lives within these nerve cells. Periodically, the virus reactivates and virus travels to skin cells of the genitalia where they are released. The release of the virus is called viral shedding and can be detected by swabbing the genital area and testing the swab for the presence of viral DNA. For reasons not completely understood, reactivation of the virus within the nerve cells may occur, resulting in a large amount of virus shedding from skin and mucus membranes. If the replication is maintained for a long enough period of time and at a high enough level, the virus destroys the cells it inhabits and causes ulcers to form on the skin. Patients experiencing such visible ulcers are considered symptomatic patients. It is generally believed that the immune system responds to episodes of genital herpes outbreaks by activating T cells that reduce viral replication and destroy infected cells, allowing healing and resolution of genital ulcers, usually after a few days, although for many patients, ulcers return at variable intervals. Patients may also experience periodic, low-frequency viral shedding. Because the shedding at these times does not lead to the development of ulcers, these episodes are called asymptomatic shedding. These asymptomatic patients continue to pose a disease transmission risk through sexual contact while shedding virus.

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

The total number of days during a month that the herpes virus can be detected in the genital area with or without visible ulcers is called the shedding frequency. A pattern of shedding and outbreak for one person is illustrated in the graph above. Viral shedding is measured by collecting swabs of the genital area, following a protocol that has been used in decades of studies of HSV-2 viral shedding. In the example shown above, the subject collected swabs twice daily for 28 days. HSV-2 DNA was detectable in approximately 66% of the collected swabs, meaning the patient’s shedding frequency is 66% for the period measured. Some swabs had no detectable viral DNA, meaning the subject did not shed virus at the time of sample collection (exemplified by the blank areas of the above graph). The magnitude of viral shedding varied widely from day to day and only sometimes resulted in clinical symptoms such as visible genital ulcers (represented by the dark bars of the above graph).  Ulcers generally appear after several days of asymptomatic shedding and at times when the magnitude of shedding is highest. The extent, frequency, and duration of shedding vary from person to person, but the pattern is relatively consistent for each person.

Limitations of Current Genital Herpes Treatment Options

There is no known cure for genital herpes. For patients infected with genital herpes, oral antiviral drugs are the only treatment option. The most commonly prescribed treatment is valacyclovir including Valtrex, marketed by GlaxoSmithKline. Other medications available are acyclovir (Zovirax, marketed by GlaxoSmithKline) and famciclovir (Famvir, marketed by Novartis). These drugs all work by limiting the ability of the virus to replicate when it emerges from latency. Sales for these oral antivirals totaled $1.6 billion globally in 2008, including nearly $700 million in the United States, according to IMS Health.

Based on market surveys conducted on our behalf, most patients who use oral antivirals treat their disease episodically. At the onset of outbreaks, or in the case of some patients, at the onset of prodrome, a tingling sensation that may precede an outbreak, patients take antiviral medication to reduce the duration and severity of the outbreak. According to the approved Valtrex prescribing information, episodic treatment only reduces the duration of outbreaks by up to 50% when compared to placebo. Patients treating their symptoms episodically are not protected against asymptomatic viral shedding and, therefore, have no reduced risk of transmission of infection to an uninfected sexual partner while asymptomatic.

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

A market research survey conducted on our behalf, in 2014, which included primary research with more than 300 physicians in the United States, United Kingdom, Germany, France and Brazil, and a review of secondary sources, indicated that approximately 11 million people in the U.S. are diagnosed with genital herpes. Of those diagnosed, approximately 7 million are treated with oral anti-viral medicines. This research also indicated that approximately 2.5 million patients treat their disease chronically with daily anti-viral pills, and approximately 4.5 million patients treat episodically to reduce the severity of outbreaks when they occur. Of those patients treated chronically, approximately 30% continue to suffer three or more outbreaks of genital herpes per year and of those treated episodically, approximately 50% continue to suffer three or more outbreaks per year. This market research also indicated that the prevalence of genital herpes outside the United States is similar to the United States.

Due to the limited effectiveness of oral antiviral therapy, there remains a significant unmet medical need, against both the symptoms of genital herpes and disease transmission risk from viral shedding.

GEN-003: An Immunotherapy Candidate for Genital Herpes

In our three clinical studies we have shown that GEN-003 is the first immunotherapy known to have demonstrated a statistically significant reduction in viral shedding rate and the signs of clinical genital herpes disease as measured by genital lesion rates (see "Clinical Development" below). We believe that these clinical results continue to demonstrate that GEN-003 has the potential to be a first-in-class immunotherapy to treat genital herpes.

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

For patients on chronic suppressive therapy, we believe GEN-003 may provide both improved outcomes and increased convenience. In a 2016 market research survey conducted on our behalf in the United States of almost 300 currently treated patients, more than 80% stated a preference for GEN-003 over their current therapy. For some patients, we anticipate that physicians will prescribe GEN-003 as baseline therapy. Such patients may still take oral antivirals in case of an outbreak to further control symptoms. Replacing daily therapy may offer convenience to these patients. For other patients, we anticipate that physicians may prescribe GEN-003 alongside chronic suppressive therapy. This combination therapy approach mirrors the treatment practice of other chronic viral infections such as HIV and hepatitis C virus. We anticipate that, since the mechanisms of action for GEN-003 and oral antiviral medication should complement each other, the control against symptoms and disease transmission risk offered by the combination would exceed that of either therapy alone.

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

Taking together the results of the two market research surveys conducted on our behalf, we forecast a potential market share for GEN-003 in the US of approximately 3 million of the 12 million diagnosed patients. We believe that this translates into a global revenue opportunity of over $2 billion annually. These were limited surveys and may or may not be representative of how patients might ultimately use GEN-003, if at all, or how GEN-003 may be reimbursed if GEN-003 successfully completes clinical development and is approved by regulatory authorities.

Clinical Development

Our Phase 1/2a Clinical Trial

We completed a Phase 1/2a trial, testing the safety, T and B cell immunogenicity, and impact on viral shedding of GEN-003 in subjects with documented recurrent HSV-2 infection. We also measured, as an exploratory endpoint, the effect of GEN-003 on the genital lesion rate. The trial was conducted at seven sites in the United States, including some of the leading institutions for scientific and clinical research of genital herpes. The trial was double-blind, placebo-controlled and dose-escalating. We enrolled subjects between 18 and 50 years of age. An independent Data Monitoring Committee monitored the safety of subjects enrolled in the clinical trial.

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

Phase 2 Dose Optimization Trial

The objective of our Phase 2 dose optimization trial was to confirm the results of the best performing dose in the Phase 1/2a trial, and to test other combinations of protein and adjuvant to determine the optimal dose for future trials and potentially improve on the current profile of GEN-003. The Phase 2 study enrolled 310 subjects from 17 institutions in the

United States. Subjects were randomized to one of six dosing groups of either 30 µg or 60 µg per protein paired with one of three Matrix-M2 adjuvant doses (25 µg, 50 µg, or 75 µg). A seventh group received placebo. Subjects received three doses of GEN-003 or placebo at 21-day intervals. Baseline viral shedding and genital lesion rates were established for each subject in a 28-day observation period prior to the commencement of dosing by collecting 56 genital swab samples (two per day), which were analyzed for the presence of HSV-2 DNA, and by recording the days on which genital lesions were present. This 28-day observation period was repeated immediately after the completion of dosing, was repeated at six months following dosing and will be repeated at twelve months following dosing. No maintenance doses were given.

In May 2015, we announced that, at the 28-day observation period immediately after completion of dosing, both the 60/50 Dose and 60/75 Dose demonstrated a highly statistically significant 41% (p=0.01) and 55% (p=0.006) reductions, respectively, from baseline in the viral shedding rate, the primary endpoint of the trial and a measure of anti-viral activity. All dose combinations tested, including the successful 30 µg per protein / 50 µg of adjuvant dose from the prior Phase 1/2a trial, demonstrated a statistically significant viral shedding rate reduction versus baseline and only the lowest dose combination did not demonstrate a statistically significant reduction versus placebo. In a planned secondary analysis to assess impact on patient reported genital lesion rates, all dose groups, including the placebo group, demonstrated a statistically significant reduction from baseline. Furthermore, there was no difference in discontinuations in patient dosing due to AEs across the different treatment arms.

In October 2015, we announced positive results from the interim analysis of data collected six months after dosing. At its best performing dose, the 60/75 Dose, GEN-003 demonstrated a statistically significant 58% reduction from baseline in the viral shedding rate (p < 0.0001), the primary endpoint of the study. In a planned secondary analysis, the proportion of patients receiving GEN-003 who were lesion-free at six months after dosing ranged from approximately 30% to 50%, similar to results reported in clinical trials with oral antiviral therapies. In addition, the time to first recurrence after completion of dosing showed a range of 152 days to greater than 180 days among dose groups. In a further secondary analysis measuring the impact on genital lesion rates, GEN-003 demonstrated sustained and statistically significant reductions from baseline in five of six dose groups ranging from 43% to 69%. The Phase 2 trial continued to show that GEN-003 was safe and well tolerated by patients, with no serious AEs related to the vaccine. The two most promising doses from this dose optimization study were the 60/50 Dose and the 60/75 Dose. In October 2015, we announced positive results from the planned interim analysis of data collected six months after dosing demonstrating GEN-003 usage resulted in a statistically significant 47% (p=0.004) and 58% (p < 0.0001) reduction from baseline in the viral shedding rates for both the 60/50 Dose and 60/75 Dose, respectively.

In March 2016, we announced positive results from data collected twelve months after dosing. The 60/50 Dose and 60/75 Dose continued to demonstrated statistically significant reductions of 66% (p < 0.0001) and 55% (p=0.01), respectively, from baseline in the viral shedding rate. These two doses were advanced to our Phase 2b trial evaluating a new Phase 3-ready formulation of GEN-003.

The Phase 2 dose optimization trial continued to show that GEN-003 is safe and well tolerated by patients, with no serious AEs related to the vaccine.

Phase 2b Trial

In December 2015, we initiated a Phase 2b trial which was our first study testing potential Phase 3 endpoints with a Phase 3-ready formulation of GEN-003, manufactured with commercially-scalable processes. The trial enrolled 131 subjects that were randomized to one of three dose groups - placebo, 60/50 Dose, and 60/75 Dose. All subjects received three injections at 21-day intervals.

In September 2016, we announced positive viral shedding rate reductions from this study. The trial achieved its primary endpoint, with GEN-003 demonstrating a statistically significant (versus placebo and baseline) 40% reduction in the viral shedding rate compared to baseline immediately after dosing in the 60/50 Dose group. This result was consistent with a statistically significant (versus placebo and baseline) viral shedding rate reduction of 41% at this same dose and time point in the previous Phase 2 dose optimization trial. In addition, the reactogenicity profile of this dose, an indication of the strength of the immune response to GEN-003, was consistent between the trials. This same dose in the prior Phase 2 trial subsequently demonstrated virologic and clinical efficacy durable through at least one year after dosing.

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

In January 2017, we announced positive clinical results from this ongoing trial. At six months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo across multiple clinical endpoints. The 60/50 Dose significantly reduced the rate of genital lesions during the six months following dosing compared to placebo (41% reduction versus placebo). The genital lesion rate is an important overall measure of disease that captures both the frequency and duration of recurrences, both of which are important to both patients and their caregivers. GEN-003 also consistently demonstrated significant benefits versus placebo across several other clinical endpoints including median duration of recurrences in days (2.8 compared to 4.2 for placebo), median duration of recurrences over six months (1.0 compared to 2.0 for placebo), and estimates of percent recurrence free after first and last dose (29% and 22%, respectively, for the 60/50 Dose versus 10% and 13%, respectively, for placebo). In addition, mean duration of recurrences in days (3.3 compared to 4.8 for placebo) and mean duration of recurrences over six months (2.1 compared to 2.7 for placebo) demonstrated significant benefit versus placebo.

Next Steps: Phase 2b twelve-month results; End-of-Phase 2 Meeting; Antiviral Combination GEN-003 Study; Initiation of Phase 3 Pivotal Study

The clinical efficacy data versus placebo at twelve-months post dosing is expected in the middle of 2017 for the ongoing Phase 2b trial. The viral shedding rate reduction data at six-months post dosing is expected in the first half of 2017. In the second half of 2017, we also anticipate the 24-month data from a Phase 2 trial to inform the timing of maintenance dosing. We intend to conduct an end-of-Phase 2 meeting with the FDA in early 2017. We also expect to commence Phase 3 trials in the fourth quarter of 2017. We plan to commence a clinical trial exploring the potential additive effects of GEN-003 on top of daily administration of valacyclovir in parallel with the Phase 3 program. We retain all rights to GEN-003 and our strategy is to execute a partnership to maximize the potential of GEN-003 and to help fund the costs of the GEN-003 Phase 3 program.

Potential for GEN-003 to Treat HSV-1 Infection

We anticipate that GEN-003 may also help a patient’s immune system fight herpes simplex virus type-1, or HSV-1. HSV-1 is most commonly identified with cold sores and has infected approximately 60% of Americans, according to the Center for Disease Control and Prevention ("CDC"). Increasingly, HSV-1 has been associated with outbreaks of genital ulcers, though the frequency and severity of such outbreaks generally is less than those associated with HSV-2. HSV-1 and HSV-2 are related viruses and the proteins in GEN-003 are present in, and nearly identical to, those found in HSV-1. Consequently, we believe that GEN- 003 may be active against HSV-1 and thus intend to study the potential for GEN-003 to combat HSV-1 genital disease in the Phase 3 program.

The Opportunity to Prevent HSV-2 Infections

In addition to treating HSV-2 infection with GEN-003, we believe that ATLAS may help to develop a vaccine that can prevent HSV-2 from infecting healthy persons. We believe that a vaccine that has therapeutic effect may be the foundation for a preventative vaccine. A prophylactic vaccine may be an important step in halting the epidemic, and could be used to treat uninfected partners of HSV-2 infected subjects to prevent them from acquiring the disease. The vaccine could also be used more broadly as a preventative measure. Although we have made important progress in the development of a prophylactic vaccine and we believe this is a valuable asset for us, we have paused our research and development of this product candidate in order to focus on GEN-003 and our immuno-oncology program.

Our Immuno-Oncology Program
Cancer is among the leading causes of death worldwide, with the incidence estimated to grow to 22 million over the next two decades. In 2015 in the U.S., an estimated 1.6 million new cases of cancer will be diagnosed, and approximately 600,000 people will die from the disease.

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

A recent breakthrough in treating cancer is the development of Checkpoint Blockade ("CPB") therapies. Immune CPBs function by blocking the activity of checkpoint proteins, which inhibit normal immune responses to cancers. Several CPBs have recently been approved by the FDA, including ipilimumab (Yervoy®), nivolumab (Opdivo®) and pembrolizumab (Keytruda®). Although these therapies unleash a robust T cell response, they don’t work well for all patients - demonstrating limited efficacy and toxic effects in some populations.

Guided by our positive clinical results on GEN-003 and belief in the ATLAS platform, we are focused on combining our antigen selection and vaccine development expertise with that of leading cancer innovators to unlock new targets in immuno-oncology. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancers. We are developing personalized cancer vaccines by leveraging ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We anticipate filing a personalized cancer vaccine IND application with the FDA in 2017. We are also applying the results from ATLAS, and its utility a prognostic tool, to identify patients that could benefit from checkpoint inhibitor therapy. Our strategy in immuno-oncology combines our own internal development programs with a focus on partnering ATLAS for other immuno-oncology applications.

Our current collaborations in immuno-oncology are as follows:

Dana-Farber Cancer Institute ("DFCI") - Starting in 2014, we entered into a collaboration with F. Stephen Hodi, Jr., M.D., director of the Melanoma Center at DFCI to utilize ATLAS to potentially identify patterns of T cell response in melanoma patients receiving CBP therapy. By analyzing the immune responses of both responders and non-responders to CBP therapy, ATLAS successfully identified the cancer antigens to which either (or both) CD4+ or CD8+ T cells became activated. Although this research was not powered to draw firm conclusions, the analysis of T cell responses in patients receiving CBP therapy revealed a pattern indicating a greater breadth of T cell activation for responders than non-responders. The study also revealed preliminary evidence that different characteristics of T cell responses emerge when comparing patients who respond and those who do not. Some T cell responses did not correspond with improved patient outcomes, and may be classified as “decoys,” further validating the ability of ATLAS to distinguish clinically relevant targets of T cell response. The collaboration with Dana-Farber is ongoing as we continue to analyze more tumor samples to characterize T cell response profiles that may be prognostic of CBP efficacy, and to identify T cell antigens that may be included in novel immunotherapies.

Memorial Sloan Kettering Cancer Center ("MSKCC") - In November 2015, we announced a collaboration with Timothy A. Chan, M.D., Ph.D., Vice Chair, Department of Radiation Oncology, and Jedd D. Wolchok, M.D., Ph.D., Chief of Melanoma and Immunotherapeutics Service at the MSKCC to screen the T cell responses of melanoma and non-small cell lung cancer patients treated with CBPs against the complete repertoire of patient-specific putative cancer neoantigens. The goals of the collaboration are to identify signatures of T cell response in cancer patients associated with response or non-response to CBP therapy and to discover new T cell cancer vaccine antigens. ATLAS is being used in conjunction with MSKCC’s patient-specific cancer neoantigen sequences and blood samples from the same cancer patients.

Through this collaboration, ATLAS has discovered several neoantigens as biologically relevant T cell targets associated with significant cytotoxic T cell responses. Importantly, many of these neoantigens were not identified by commonly used predictive computer algorithms, and the majority of neoantigens that were identified by those algorithms were not associated with meaningful T cell responses in ATLAS.

Checkmate Pharmaceuticals ("Checkmate") - In December 2016, we entered into a collaboration agreement with Checkmate. Checkmate is a clinical-phase company developing a product that seeks to activate the innate immune system to attack a tumor. Checkmate’s lead therapeutic candidate is currently in a Phase 1 clinical trial in metastatic melanoma in combination with an immune CBP. We are employing ATLAS to profile the T cell responses of approximately 20 patients enrolled in Checkmate’s ongoing Phase 1b clinical trial to a library of tumor-associated antigens common to patients with advanced melanoma. The T cell response signatures of those patients who respond to CMP-001/pembrolizumab combination therapy will be compared to the signatures of those who do not respond, thereby potentially identifying antigens associated with positive or negative patient outcomes.

US Oncology Research ("US Oncology") - In December 2016, we also announced our entry into a collaboration agreement with US Oncology, one of the largest network of community oncologists in the US. Through collaboration and shared purpose, US Oncology provides the clinical, research, technology and business resources to ensure the growth and vitality of their independent, community-based oncology practices. Pursuant to our agreement, we will screen the T cell responses of cancer patients with solid tumors who will be treated with checkpoint inhibitors against the complete repertoire of patient-specific putative cancer neoantigens. The objective of the collaboration is to use ATLAS to further Genocea's expertise in identifying signatures of T cell responses in cancer patients and to discover new T cell cancer vaccine antigens to support personalized cancer vaccine clinical trials.

Our Epstein Barr Virus Program

EBV is associated with a number of cancers, such as post-transplant lymphoproliferative disease, non-Hodgkin's lymphoma, nasopharyngeal carcinoma and gastric carcinoma. EBV is also the cause of infectious mononucleosis in adolescence and is associated with higher risk of a number of other serious diseases.

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

Other Infectious Disease Programs

Pneumococcal Disease

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

We believe there are significant limitations with current pneumococcal vaccines given they cover only 13 serotypes of the disease compared to the more than 90 known serotypes of pneumococcus. Incidence of invasive disease caused by the 75+ serotypes not included in that vaccine is rapidly increasing and to our knowledge, other companies’ product candidates are being developed to elicit a B cell response. Our GEN-004 program was designed to prevent infections caused by all serotypes of pneumococcus. GEN-004 consists of three whole Pneumococcal T cell protein antigens, SP0148, SP1912 and SP2108, combined with the adjuvant Alhydrogel, a form of alum that is contained in several approved vaccines.

We demonstrated proof-of-concept of GEN-004 in a mouse model of nasal colonization. We subsequently launched a Phase 1 clinical trial that was a randomized, double-blind, dose-escalation, and placebo-controlled clinical trial enrolling 90 healthy adult volunteers. In June 2014, we announced positive top-line data from a Phase 1 clinical trial in the United States to evaluate the safety of, and immune response to, GEN-004. The Phase 1 clinical trial met its safety, tolerability and immunogenicity goals.

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

Although we did not achieve statistical significance in this study, we believe the consistent apparent effect of the Phase 2a trial supports the vaccine concept and the potential for GEN-004. We believe it is possible that future trials would require a change in some combination of dose, adjuvant or trial population to confirm any effect. GEN-004 is currently not part of any active clinical trials or development as we focus our efforts on GEN-003 and our immuno-oncology program.

Our Chlamydia Program

Chlamydia is the most commonly reported bacterial sexually transmitted disease in the United States. According to the CDC, an estimated 2.9 million infections occur annually in the United States. Despite the widespread availability of antibiotics that are effective against Chlamydia trachomatis, the pathogen that causes chlamydia infections, incidence has increased at greater than 5% per year over the past decade, according to the CDC. A key reason for this is that chlamydia is often an asymptomatic infection, so infected individuals do not seek treatment, which can result in severe consequences, particularly in women, such as pelvic inflammatory disease, infertility and serious neonatal infections. Antibodies appear to be unlikely to protect against infection as the pathogen is intracellular for much of its life cycle. Additionally, as a large genome pathogen, Chlamydia trachomatis represents a large T cell antigen discovery challenge and, we believe, a pathogen for use of ATLAS to identify a vaccine candidate.

We have achieved promising preclinical results using chlamydia antigens identified using ATLAS. The ATLAS screening, comprising 144 subjects, identified chlamydia antigen targets that elicit T cell responses preferentially in patients with positive clinical outcomes (spontaneous clearance) versus patients with infertility or pelvic inflammatory disease. Based on our screening analysis, we prioritized 25 Chlamydia trachomatis antigens for pre-clinical testing.  All antigens have been cloned and expressed and twelve have been successfully purified. These proteins were paired with Matrix-M2 adjuvant and evaluated as potential vaccine candidates in an animal efficacy model of chlamydia infection. From these studies we have identified three antigen targets that confer protection against chlamydia challenge based on bacterial burden analysis in the genital tract measured over time. Immunogenicity studies done coincident with the challenge model suggest that these antigens may be protecting mice by different mechanisms of action. Research under this program was paused in the fourth quarter of 2016 to focus on GEN-003 and our immuno-oncology program.

Our Malaria Program

Malaria is one of the deadliest infectious diseases in the world. Approximately 400 thousand to 800 thousand people died in 2013 due to malaria, primarily in the developing world. There is no vaccine to prevent malaria, an infection caused by the plasmodium parasites transmitted by mosquitoes. We previously collaborated with the Naval Medical Research Center "NMRC") and initiated a second collaboration with the Gates Foundation for which malaria is a priority infectious disease. When the parasite is injected into the blood through the bite of an infected mosquito, it rapidly travels to the liver where it replicates exponentially, is released into the bloodstream, and causes sickness. T cells in the liver could potentially be used to kill the cells in which the parasite is hiding, before the parasite is able to replicate itself, and could therefore protect against blood infection. Both the Gates Foundation and NMRC have sponsored several studies investigating killed or attenuated whole organism vaccines, which induce immunity, but are impractical to manufacture because the vaccines are based on irradiated parasites grown within the salivary glands of mosquitoes.

In September 2014, we announced the receipt of a $1.2 million grant from the Gates Foundation for the identification of protective T cell antigens for malaria vaccines, which extended our collaboration through 2016 and supports comprehensive screening of the malaria proteome to identify targets of protective T cell responses. We completed this grant work early in 2016 and presented our results to the Gates Foundation.

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

The current standard of care for the treatment of HSV-2 is valacyclovir, an oral antiviral medicine. Other currently approved oral antiviral medications include acyclovir and famciclovir. AiCuris, a private company based in Germany, is developing a new oral antiviral, pritelivir, for which an existing clinical hold has been partially lifted for certain patient populations. We believe that GEN-003 may offer advantages in terms of improved symptom control, reduced disease transmission risk and improved compliance when compared to oral antivirals.

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

As of the date of this Annual Report on Form 10-K, our patent portfolio includes the following:

ATLAS

Our discovery platform patent portfolio includes three patent families, currently comprising six issued U.S. patents. We hold an exclusive license from The Regents of the University of California ("UC") to the first patent family, including U.S. Patent 6,004,815 and the related U.S. Patents 6,287,556 and 6,599,502. This first family includes claims to fundamental aspects of the ATLAS platform, developed by our scientific founder, Darren Higgins, Ph.D. while he was employed at the University of California, Berkeley. Patents in this family have a patent term until August 2018. We hold a further exclusive license from President and Fellows of Harvard College ("Harvard") to the second patent family, which covers methods related to the ATLAS discovery platform. This second patent family includes U.S. Patent 9,051,564, issued patents in Europe and Australia, a pending U.S. application, and pending applications in Europe and Canada. Patents issuing from these applications are expected to expire in 2027 with the exception of U.S. Patent 9,051,564 which includes a Patent Term Adjustment and extends until December 2031. We wholly own the third patent family, which is specifically directed to the ATLAS platform as utilized by us. This third patent family includes U.S. Patents 8,313,894 and 9,045,791, a pending U.S. patent application, an issued patent in Australia, and pending applications in Europe, Canada and Australia. Patents issuing from applications in this family are expected to have a patent term until at least July 2029. U.S. Patents 8,313,894 and 9,045,791 have terms that include Patent Term Adjustments and extend until August 2030 and August 2029, respectively.

GEN-003 (Genital Herpes)

We wholly own a portfolio of patent applications directed to HSV-2 vaccines, including GEN-003. This portfolio includes two patent families covering HSV-2 vaccine compositions and methods for inhibiting or treating HSV-2 infections. The first patent family includes U.S. Patent 8,617,564, and patents granted in Australia, China, Indonesia, Israel, Japan, Mexico, New Zealand, Russia, and Singapore. A U.S. application and applications in Europe, Canada, Japan, Brazil, India, China and four additional foreign jurisdictions are pending in the first patent family. The second family includes a pending U.S. application, a patent granted in Japan, and pending applications in Europe, Canada, and Australia. Patents that issue from applications in these families are expected to expire in 2030 and 2031. The term for the issued U.S. Patent 8,617,564 includes Patent Term Adjustment and extends until at least January 2031. We own a further patent family covering follow-on HSV-2 vaccine compositions, with applications pending in the U.S., Europe, Canada, Australia and Japan. Patents issuing from this family are expected to expire in 2032.

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

GEN-004 (Pneumococcus)

We co-own with Children’s Medical Center Corporation ("Children's"), a portfolio of patent applications directed to pneumococcus vaccines, including GEN-004. This portfolio includes two patent families covering pneumococcal vaccine compositions and methods for inhibiting or treating pneumococcal infections. A U.S. application and applications in Europe, Canada, Brazil, India, China and eight additional foreign jurisdictions are pending in the first patent family. The first family also includes granted patents in Australia, Japan, New Zealand and Russia. The second patent family includes U.S. Patent 9,393,294, a pending U.S. application, granted patents in Australia, Indonesia, Mexico and New Zealand, and pending applications in Europe, Canada, Japan, Brazil, Russia, India, China and six additional foreign jurisdictions. Patents that issue from applications in these patent families are expected to have patent terms until at least 2030 and 2032, respectively. We hold an exclusive license to Children's interest in these patent rights. We co-own with Children's one further patent family covering follow-on pneumococcal vaccine compositions, with pending applications in the U.S., Europe, Canada, Australia, and Japan. Children's interest in these patent rights is also exclusively licensed to us.

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

Until first commercial sale of a licensed product or service, we are obligated to pay UC an annual license maintenance fee in the low five figures. Upon commercialization of our products and services covered by the licensed patents, we are obligated to pay UC royalties in the low single digits, subject to a minimum annual royalty in the low five figures, on the net sales of such products and services sold by us or our affiliates for the life of any licensed patents covering the products or services. The royalties payable to UC are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits. In addition, we agreed to pay UC a flat royalty in the low single digits on net sales of products sold by us or our affiliates which include a polypeptide, nucleotide sequence, biological organism or chemical entity identified in the practice of a licensed method or service, but not otherwise covered, by the licensed patent for the life of the licensed patents. If we receive any revenue (cash or non-cash) from any sublicensees, we must pay UC a percentage of such revenue, excluding certain categories of payments but including royalties on net sales by sublicensees, varying in the low-double digits for any sublicense depending on the scope of the license. Under the terms of the agreement, we are obligated to pay UC a specified development milestone payment and a specified commercial milestone payment up to $500 thousand in the aggregate for the first licensed product covered by the licensed patents, plus up to an additional $250 thousand if specified development and commercial milestones are met for each subsequent licensed product covered by the licensed patents. As of December 31, 2016, we have not made any milestone payments.

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

We are obligated to pay Harvard an annual license maintenance fee ranging from the low five figures to the mid-five figures depending on the type of product and the number of years after the effective date of the agreement.  For products covered by the licensed patent rights, we are obligated to pay Harvard milestone payments up to $1.8 million in the aggregate upon the achievement of certain development and regulatory milestones. For products discovered using the licensed methods, we are obligated to pay Harvard milestone payments up to $600 thousand in the aggregate for each of the first three products and up to $300 thousand in the aggregate for each additional product under the agreement upon the achievement of certain development and regulatory milestones. As of December 31, 2016, we paid $198 thousand in aggregate milestone payments. Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, we are obligated to pay Harvard royalties on the net sales of such products and services sold by us, our affiliates and our sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The royalty based on sales by our sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties we receive from such sublicensee depending on the type of product. Depending on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third party payments required to be made. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.

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

For products covered by the licensed patent rights, we are obligated to pay Children's milestone payments up to $390 thousand in the aggregate upon the achievement of certain development and commercial milestones. As of December 31, 2016, we paid $140 thousand in aggregate milestone payments. Upon commercialization of our products, we are obligated to pay Children's royalties in the low single digits on the net sales of licensed products sold by us, our affiliates and our sublicensees. The royalties payable to Children's are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. Royalties are payable for the term of the license agreement, which is 15 years from the effective date of the amended and restated agreement or until expiration of the last-to-expire patent under the licensed patent rights, whichever period is longer. If we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Children's a percentage of such income varying from the mid-single digits to low double digits depending on the clinical stage of development of the product, provided that such percentage may increase to match our financial obligations to third parties.

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

Novavax

In August 2009, we entered into an exclusive license and collaboration agreement with Isconova AB, a Swedish company which has subsequently been acquired by Novavax. The agreement grants us a worldwide, sublicensable, exclusive license to two patent families, to import, make, have made, use, sell, offer for sale and otherwise exploit licensed vaccine products containing an adjuvant which incorporates or is developed from Matrix-A, Matrix-C and/or Matrix-M technology, in the fields of HSV and chlamydia, and the time-limited exclusive fields of Neisseria gonorrhoeae, cytomegalovirus and Mycobacterium tuberculosis. In July 2015, upon expiration of the five-year exclusivity term included in the agreement, the license granted to us converted to a non-exclusive license with respect to all licensed intellectual property rights that were not jointly invented by us and Novavax under the collaboration. Under the terms of this agreement, Novavax also grants us a worldwide, sublicensable, non-exclusive license under such licensed intellectual property rights to import, make, have made, use, sell, offer for sale and otherwise exploit licensed products in the field of Streptococcus pneumoniae. Our rights in the field of Streptococcus pneumoniae are exclusive with respect to all intellectual property rights jointly invented by us and Novavax under the collaboration. The agreement further grants us certain limited rights to use Novavax trademarks.

For licensed products in each unique disease field under the agreement, we are obligated to pay Novavax milestone payments up to approximately $3.0 million in the aggregate upon the achievement of certain development and commercial milestones. As of December 31, 2016, we paid $275 thousand in aggregate milestone payments. Upon commercialization of our products, we are obligated to pay Novavax royalties on the net sales of licensed products sold by us, our affiliates and our sublicensees. The royalties payable to Novavax are in the low single digits and vary on a country-by-country and licensed product-by-licensed product basis based on the amount of net sales and the nature and timing of the licensed product’s development. The royalties payable to Novavax are subject to reduction if the licensed product is not covered by one or more valid claims of the licensed patent rights, or if we are required to make any third-party payments. Royalties are payable for 10 years from first commercial sale in any particular country or until the date on which offer for sale of a licensed product is no longer covered by a valid claim of the licensed patent rights in such country, whichever period is longer. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicenses, we must pay Novavax a percentage of such revenue, up to the low double digits.

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

Manufacture Contracts

Fujifilm

In February 2014, we entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. ("Fujifilm") for the manufacture and supply of antigens for future GEN-003 clinical trials. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials. Under these agreement, we are obligated to pay Fujifilm milestone payments up to the low-eight figures upon the achievement of certain manufacturing milestones. As of December 31, 2016, we paid approximately $7.0 million in aggregate manufacturing milestone payments. Additionally, raw materials, resins and consumables purchased for the vaccine production are invoiced separately as such costs are incurred by Fujifilm. We pay Fujifilm’s actual costs plus a percentage fee in the mid-single digits for these raw materials, resins and consumables. We also are required to pay reservation fees, which equal a percentage of production fees in the low-double digits, to reserve manufacturing slots in the production timeframe as agreed upon under the agreement. We are required to use commercially reasonable efforts to timely provide Fujifilm with the technology, materials and resources needed to produce and supply the recombinant protein antigen.
Our agreement with Fujifilm will expire on February 25, 2024. Subject to termination fees under applicable circumstances, we may terminate the agreement at any time by giving Fujifilm advance written notice. The agreement may also be terminated by either party due to a material uncured breach by the other party.

Baxter

In October 2014, we entered a product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC ("Baxter"). The product development and clinical supply agreement provides the terms and conditions under which Baxter will formulate, fill, inspect, package, label and test our lead product, GEN-003 for clinical supply. Under this agreement, we are obligated to pay Baxter amounts up to the low six digits for each batch of GEN-003 manufactured. Additionally, certain set-up fees and equipment purchased for the purposes of batch production will be invoiced separately by Baxter. We will pay set-up fees and equipment costs in the low six digits upon commencement of batch production. We also pay a monthly service fee in the low five digits for project management services for the duration of the arrangement. As of December 31, 2016, we paid approximately $657 thousand under this agreement.

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

•
performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices ("GCP") and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use, including approval by an independent Institutional Review Board (“IRB”), representing each clinical site before each clinical trial may be initiated;

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

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain AEs should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1.  The biological product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2.  The biological product is evaluated in a limited patient population to identify possible AEs and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•
Phase 3.  Clinical studies are undertaken to further evaluate safety, purity, and potential of biological product in an expanded patient population at geographically dispersed clinical trial sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and product labeling.

Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected AEs, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients. Sponsors of all controlled clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health, which are publicly available at http://clinicaltrials.gov.

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

United States Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all, and for what indications will be approved, if any.

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

Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP regulations to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy ("REMS"), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

Recent legislation, including the American Recovery and Reinvestment Act of 2009 (the "2009 Act"), the Affordable Care Act enacted in March 2010 (the "2010 Act"), as well as the pending proposals to eliminate or significantly modify the 2010 Act may impact health care financing by both governmental and private payors. The 2009 Act provides funding for the federal government to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a trial. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of any of our approved products. The 2010 Act was designed to reduce the cost of health care which could limit the prices we are able to charge or the amounts of reimbursement available for our vaccine candidates once they are approved.

Modifications to or repeal of all or certain provisions of the 2010 Act are expected as a result of the outcome of the recent presidential elections and Republications maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the 2010 Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. In light of the United Kingdom’s vote in 2016 to leave the European Union, the so-called Brexit vote, there may be changes forthcoming in the scope of the centralized approval procedure as the terms of that exit are negotiated between the United Kingdom and the European Union.

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

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of February 17, 2017.

Name	Age	Position
William Clark	48	President and Chief Executive Officer
Seth Hetherington, M.D.	64	Chief Medical Officer
Jonathan Poole	42	Chief Financial Officer
Eric Hoffman, Ph.D.	47	Chief Business Officer
Jessica Baker Flechtner, Ph.D.	45	Chief Scientific Officer

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

Jessica Baker Flechtner, Ph.D. has held multiple scientific roles since joining our Company in March 2007 and has served as our Chief Scientific Officer since February 2016, Senior Vice President of Research from February 2014 to January 2016, Vice President of Research from January 2010 to February 2014, and Senior Director, Research and Development from 2007 to 2010. Prior to joining our Company, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on various pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School and holds a Ph.D. in Cellular Immunology and B.S. in Animal Science from Cornell University. She is a member of the American Association of Immunologists, American Association for Cancer Research, Society for the Immunotherapy of Cancer, the American Society for Microbiology, and Women in Bio.

Employees

As of December 31, 2016, we had 98 full-time employees. Of these 98 employees, 80 employees are engaged in research and development and 18 employees are engaged in finance, human resources, facilities and business and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $49.6 million, $42.5 million, and $35.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, we had accumulated deficits of approximately $207.5 million and $157.9 million, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products and have financed our operations primarily through private placements of our preferred stock, debt financing, our initial public offering ("IPO") completed in February 2014, and follow-on public offerings in March 2015 and August 2015 and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	continue our Phase 2 and commence our Phase 3 programs for GEN-003, our most advanced product candidate that we are developing for the treatment of genital herpes infections;

•	initiate additional non-clinical, clinical or other studies for GEN-009, our neoantigen cancer vaccine product candidate;

•	manufacture material for clinical trials and for commercial sale;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make royalty milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

As of December 31, 2016, our cash, cash equivalents and investments were $63.4 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-003 and GEN-009, our neoantigen cancer vaccine product candidate. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

•	the progress, results and costs of our ongoing Phase 2 program for GEN-003;

•	the costs associated with initiating our planned Phase 3 program for GEN-003;

•	the number and development requirements of other product candidates that we pursue;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful and the outcome of regulatory review of our product candidates;

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

Based on our current operating plan, we believe that our existing cash, cash equivalents and investments are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. This guidance assumes commencing Phase 3 trials for GEN-003 for genital herpes in the fourth quarter of 2017 and filing an IND for GEN-009 for cancer by the end of the year, however it is our strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with strategic partnerships with third parties. In 2015, we raised additional net capital of approximately $95.2 million through follow-on public offerings in March and August along with $4.7 million of net debt financing in December. No significant capital activities occurred in 2016. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-003, our immuno-oncology program, or our other product candidates, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We have invested a significant portion of our efforts and financial resources in the development of the GEN-003 vaccine for genital herpes, the only product candidate we have that is currently in an active clinical development. Our ability to generate product revenue depends heavily on the successful development and commercialization of GEN-003. The successful development and commercialization of GEN-003 will depend on several factors, including the following:

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

Our existing encouraging non-clinical and clinical results for GEN-003 are not necessarily predictive of the final results of our ongoing or future clinical trials. Success in non-clinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a vaccine candidate may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. While our Phase 2b trial utilizes a formulation of GEN-003 manufactured using commercially-scalable processes, GEN-003 requires complex manufacturing processes, and scaling up these processes can cause changes in the product that may not be apparent until the product is further tested as part of our planned Phase 3 trials.

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

In addition to product candidates being developed in our non-clinical and clinical programs, we are expending resources in our immuno-oncology program. Our first program established is GEN-009, a neoantigen cancer vaccine product candidate. GEN-009 is at an early stage and our research efforts to move this candidate to clinical testing, or to identify and develop other product candidates, may not be successful. Furthermore, we need to develop the supply chain for any product candidates we identify.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our studies because of negative publicity from AEs in the biotechnology industries or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed or prevented. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

To date, we have not conducted any clinical trials for GEN-003 outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in foreign countries, including:

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
If we fail to successfully meet requirements for the conduct of clinical trials outside of the United States, we may be delayed in obtaining, or be unable to obtain, regulatory approval for our product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays by us in reaching a consensus with regulatory agencies on trial design, including our end of Phase 2 meeting for GEN-003 expected to occur in the first quarter of 2017;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required IRB approval at each clinical trial site;

•
imposition of a clinical hold by regulatory agencies or an IRB for any reason, including safety concerns raised by other clinical trials of similar vaccines that may reflect an unacceptable risk with GEN-003 or after an inspection of clinical operations or trial sites;

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
Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. We intend to file an IND for a product candidate in our immuno-oncology program before the end of 2017, but we have experienced clinical holds on IND submissions in the past. Our IND for GEN-003 was subject to a clinical hold from January 2012 to July 2012. In our original IND submission, we described a finding of osteonecrosis (microscopic evidence of bone and bone marrow death) in a toxicity study of GEN-003 conducted in mice. Because this finding was not present in toxicity studies conducted in other species, we reasoned that this was a mouse-specific finding and did not indicate a risk to humans in clinical trials. As the FDA provided us with several options that would resolve this issue to their satisfaction, we conducted an additional toxicity study in a highly relevant species (non-human primate) that would be more representative of a risk to humans. Since no bone or bone marrow toxicity was observed in this additional study, the FDA subsequently lifted the clinical hold, allowing us to proceed with the first study in humans of GEN-003.

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

Our active product candidate, GEN-003, and our current and future potential product candidates, including any arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for vaccines, immunotherapies and medical treatments. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to vaccines and immunotherapies may prevent further development or approval of our current and future product candidates. Because of the novelty of this approach, there may be unknown safety risks associated with the vaccines and immunotherapies that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe AEs caused by the vaccines and immunotherapies. If approved, the novel mechanism of action of the vaccines may adversely affect physician and patient perception and uptake of our products.

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

We rely on third parties to conduct some or all aspects of our product manufacturing, and these third parties may not perform satisfactorily.

We do not have any manufacturing facilities or personnel. We do not expect to independently conduct all aspects of our product manufacturing. We currently rely, and expect to rely, on third parties with respect to manufacturing, including under our agreements with Fujifilm and Novavax. For example, we rely on third party suppliers and manufacturers to manufacture and supply vaccines for our GEN-003 clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	reduced control as a result of using third party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the unavailability of a manufacturer that is capable of, or that has the capacity to, manufacture our clinical supply that results in delays or additional manufacturing costs;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third party intellectual property rights by our contract manufacturers; and

•	disruptions to the operations of our third party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.
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

We rely upon a combination of patents, patent applications, know-how and confidentiality agreements to protect the intellectual property related to our platform technology and product candidates. The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. PTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our discovery platform or product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found, and prior art that we have not disclosed could be used by a third party to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our discovery platform or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications, or those of our licensors, may not adequately protect our platform technology, provide exclusivity for our product candidates, prevent others from designing around our patents with similar products, or prevent others from operating in jurisdictions in which we did not pursue patent protection. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we hold or have in-licensed with respect to our platform or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates or ATLAS discovery platform, it could dissuade companies from collaborating with us. We or our licensors have filed several patent applications covering aspects of our product candidates. We cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be challenged by third parties. Any successful opposition to these patent applications, or patents that may issue from them, or to any other patent applications or patents owned by or licensed to us, could deprive us of rights necessary for the successful commercialization of any product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by such third party, or by the U.S. PTO itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims for example to materials, formulations, methods of manufacture, methods of analysis, and/or methods for treatment related to the use or manufacture of our products or product candidates. In some cases, we may have failed to identify such relevant third-party patents or patent applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our platform technology or our products or product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or product candidates and/or the use, analysis, and/or manufacture of our product candidates.

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

Even if we obtain marketing approval for GEN-003 or any other products that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. For example, we currently expect that the initial administration of GEN-003 will be though three injections and future maintenance doses may be required. Physicians or patients may not accept this product as a result of this anticipated dosing requirement. In addition, market acceptance of any approved products depends on a number of other factors, including:

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
If we are unable to establish our own sales, marketing and distribution capabilities, and instead enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

In the United States, and in some foreign jurisdictions, the legislative landscape continues to evolve. Our revenue prospects could be affected by changes in health care spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Patient Protection and Affordable Care Act (the "ACA"), as amended by the Health Care and Education Reconciliation Act in 2010, as well as the pending proposals to eliminate or significantly modify the ACA. It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation.
Modifications to or repeal of all or certain provisions of the ACA are expected as a result of the outcome of the recent presidential elections and Republications maintaining control of Congress, consistent with statements made by Donald Trump and members of Congress during the presidential campaign and following the election. We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.
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

In December 2015, we entered into an amendment (the "First Amendment") to our Loan Agreement (the "2014 Term Loan") with Hercules Technology Growth Capital, Inc. (“Hercules”). The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches, which expired unused at December 15, 2016. At December 31, 2016, $17.0 million was outstanding under the amended 2014 Term Loan. Principal payments are currently scheduled to begin July 1, 2017.

All obligations under our 2014 Term Loan are secured by substantially all of our existing property and assets, excluding our intellectual property and in-licensed technology. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

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

We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer, Seth Hetherington, M.D., our Chief Medical Officer, Jonathan Poole, our Chief Financial Officer, and Jessica Flechtner, Ph.D., our Chief Scientific Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management.

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

We could be an emerging growth company for up to five years, until December 31, 2019, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $75.0 million as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

As reported in our Quarterly Report on Form 10-Q filed with the SEC on May 9, 2014, during the quarter ended March 31, 2014, management and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 5) related to the accounting for a non-cash stock compensation expense for a milestone-based stock option award. We remediated this material weakness by implementing corrective measures as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff are required to perform additional tasks. We invest resources to comply with evolving laws, regulations and standards, and this investment could result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. In the future, it may be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), to offset future taxable income. Our existing NOLs are subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection any follow-on offerings of our common or preferred stock, our ability to utilize NOLs could be further limited by Section 382 of the Code. Our NOLs may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs. Furthermore, our ability to utilize our NOLs is conditioned upon our attaining profitability and generating U.S. federal taxable income. We have incurred net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; thus, we do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our NOLs.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our principal executive offices are located at 100 Acorn Park Drive, 5th floor, Cambridge, Massachusetts 02140. We have two leases at this address, and in aggregate, we occupy approximately 34,200 square feet of laboratory and office space. Both leases were extended in 2016 and have terms that expire in February 2020. We believe that our existing facilities are sufficient for our present operations, but that over time, our existing facility space will need to be expanded to meet the demands of our future lab operations.

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

	Year ended December 31, 2016		Year ended December 31, 2015
	High	Low	High	Low
First quarter	$8.07	$2.56	$12.50	$6.15
Second quarter	$7.74	$3.35	$14.29	$9.00
Third quarter	$6.39	$3.86	$16.18	$6.63
Fourth quarter	$5.22	$3.28	$8.20	$4.27

Holders

As of February 14, 2017, there were approximately 24 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to the NASDAQ Composite Index and to the NASDAQ Biotechnology Index from February 5, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2016. The comparison assumes $100 was invested after the market closed on February 5, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

_________________________

*	$100 invested on 2/5/2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2016.

Cumulative Total Return Comparison

	2/5/2014	Mar-14	Jun-14	Sep-14	Dec-14	Mar-15	Jun-15	Sep-15	Dec-15	Mar-16	Jun-16	Sep-16	Dec-16
Genocea Biosciences, Inc.	100.00	165.36	170.45	82.27	63.64	107.82	124.82	62.27	47.91	70.36	37.27	46.55	37.45
NASDAQ Composite	100.00	104.67	109.89	112.01	118.06	122.17	124.31	115.17	124.82	121.40	120.72	132.42	134.19
NASDAQ Biotechnology	100.00	99.66	108.44	115.41	128.26	145.21	156.00	127.93	142.91	110.08	108.73	122.20	111.93

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding stock options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	3,807,061	$5.94	485,483	(2)

(1) Includes information regarding our 2014 Equity Incentive Plan
(2) Does not include 1,137,781 shares added to the 2014 Equity Incentive Plan under the evergreen provision on January 1, 2017.

Item 6.        Selected Financial Data

The selected statements of operations data for each of the three years in the period ended December 31, 2016 and the balance sheet data at December 31, 2016 and 2015 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the period ended December 31, 2013 and 2012 and the balance sheet data at December 31, 2013 and 2012 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

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

	Years Ended December 31
(In thousands, except per share data)	2016	2015	2014	2013	2012
Grant revenue	$235	$670	$308	$731	$1,977

Operating expenses:
Research and development	34,645	28,049	23,727	15,695	11,240
General and administrative	15,427	13,987	9,747	4,961	3,690
Refund of research and development expense	(1,592)	—	—
Total operating expenses	48,480	42,036	33,474	20,656	14,930
Loss from operations	(48,245)	(41,366)	(33,166)	(19,925)	(12,953)
Other expense, net:
Interest income	410	163	55	6	13
Interest expense	(1,738)	(1,280)	(1,025)	(465)	(520)
Change in fair value of warrants	—	—	(725)	(222)	93
Loss on debt extinguishment	—	—	(435)	(200)	—
Total other expense, net	(1,328)	(1,117)	(2,130)	(881)	(414)
Net loss	$(49,573)	$(42,483)	$(35,296)	$(20,806)	$(13,367)
Comprehensive loss	$(49,573)	$(42,490)	$(35,303)	$(20,806)	$(13,367)

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$(49,573)	$(42,483)	$(35,296)	$(20,806)	$(13,367)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(180)	(1,605)	(1,781)
Net loss attributable to common stockholders	$(49,573)	$(42,483)	$(35,476)	$(22,411)	$(15,148)
Net loss per share attributable to common stockholders - basic and diluted (1)	$(1.75)	$(1.74)	$(2.27)	$(75.46)	$(51.35)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	28,299	24,460	15,618	297	295

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and investments	$63,362	$106,432	$47,079	$12,208	$11,516
Working capital	53,918	89,226	42,173	8,382	7,932
Total assets	69,896	112,142	50,332	15,761	13,531
Preferred stock warrant liability	—	—	—	656	246
Preferred stock	—	—	—	81,562	64,707
Common stock and additional paid-in capital	253,024	247,578	147,941	—	—
Total stockholders’ equity (deficit)	45,541	89,661	32,507	(80,131)	(58,402)
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

We have one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. We also had a pre-clinical immuno-oncology program focused on personalized cancer vaccines ("GEN-009"). The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We have other non-active infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. We have completed two positive clinical trials and have a third trial currently underway which has also demonstrated positive interim efficacy results. Key data from those trials is described below.

Phase 1/2 Trial

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this group, the viral shedding rate was reduced by 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30 µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this trial.

Phase 2 Dose Optimization Trial

A 310-subject Phase 2 dose optimization trial was completed in March 2016. The objective of this trial was to confirm the results of the Phase 1/2a trial and to test six combinations of proteins and adjuvant to determine the optimal dose for future trials and potentially improve on the profile of GEN-003. Subjects were randomized to one of six dosing groups of either 30μg or 60μg per protein paired with one of three adjuvant doses (25 μg, 50 μg, or 75 μg). A seventh group received placebo. Subjects received three doses of GEN-003 or placebo at 21-day intervals. Baseline viral shedding and genital lesion rates were established for each subject in a 28-day observation period prior to the commencement of dosing by collecting 56 genital swab samples (two per day), which were analyzed for the presence of HSV-2 DNA, and by recording the days on which genital lesions were present. This 28-day observation period was repeated immediately after the completion of dosing, and at six and twelve months following dosing. No maintenance doses were given. After the 28-day observation period immediately after dosing, patients in the placebo arm were rolled over across the 6 active combinations of GEN-003 and Matrix-M2 under a separate protocol.

The primary endpoint of the trial was the reduction in viral shedding rate versus baseline, a measure of anti-viral activity. A number of exploratory secondary endpoints were also studied, including the percent of patients who were recurrence free from lesions up to six and 12 months after dosing, the time to first recurrence of lesions after dosing and the reduction in genital lesion rates. The two most promising doses from this dose optimization study were 60 µg per protein combined with either 50 or 75 µg of Matrix-M2 adjuvant ("60/50 Dose" and "60/75 Dose" respectively). The efficacy of GEN-003 at these two dose levels over the course of the Phase 2 dose optimization trial is as follows:

	Placebo	60/50 Dose			60/75 Dose
Endpoint	Post dose 3	Post dose 3	6 months	12 months	Post dose 3	6 months	12 months
Viral shedding rate reduction(1)	-4%	41%	47%	66%	55%	58%	55%
Poisson mixed effect model (Old Model)(2)
p-value vs baseline	0.48	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001
p-value vs placebo	NA	<0.0001	NA	NA	<0.0001	NA	NA
Poisson mixed effect model with Empirical Variance (New Model)(3)
p-value vs baseline	0.88	0.01	0.0004	<0.0001	0.006	<0.0001	0.01
p-value vs placebo	NA	0.04	NA	NA	0.01	NA	NA
% patients lesion free	NA	68%	36%	30%	68%	30%	21%
Genital lesion rate reduction(1)	60%	69%	50%	65%	60%	43%	47%
Poisson mixed effect model (Old Model)(2)
p-value vs baseline	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001	<0.0001
p-value vs placebo	NA	0.3	NA	NA	0.79	NA	NA
Poisson mixed effect model with Empirical Variance (New Model)(3)
p-value vs baseline	0.0002	0.0005	0.01	0.003	0.02	0.03	0.02
p-value vs placebo	NA	0.59	NA	NA	0.85	NA	NA
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

Phase 2b Trial

In December 2015, a Phase 2b trial was initiated as our first study testing potential Phase 3 endpoints with a Phase 3-ready formulation of GEN-003, manufactured with commercially-scalable processes. The trial enrolled 131 subjects that were randomized to one of three dose groups - placebo, 60/50 Dose, and 60/75 Dose. All subjects received three injections at 21-day intervals.

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

In January 2017, we announced positive clinical results from this ongoing trial. At six months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo across multiple clinical endpoints. The 60/50 Dose significantly reduced the rate of genital lesions during the six months following dosing compared to placebo (41% reduction versus placebo). The genital lesion rate is an important overall measure of disease that captures both the frequency and duration of recurrences, both of which are important to both patients and their caregivers. GEN-003 also consistently demonstrated significant benefits versus placebo across several other clinical endpoints across the dose groups as summarized in the following table:

Secondary clinical endpoint	Placebo (n=44)	60/50 (n=43)	60/75 (n=44)
Mean genital lesion rate (percent of days with lesions over six months)	7.9%	4.5%	4.6%
Median genital lesion rate	5.6%	2.7%	1.9%
p-value versus placebo(1)	NA	0.03	0.03
Mean duration of recurrences (days)	4.8	3.3	4.3
Median duration of recurrences	4.2	2.8	4.0
p-value versus placebo(1)	NA	0.01	0.64
Mean number of recurrences over six months	2.7	2.1	1.9
Median number of recurrences over six months	2.0	1.0	1.5
p-value versus placebo(1)	NA	0.08	0.02
Kaplan-Meier estimate of percent recurrence free after first dose	10%	29%	31%
p-value versus placebo(2)	NA	0.03	0.03
Kaplan-Meier estimate of percent recurrence free after last dose	13%	22%	36%
p-value versus placebo(2)	NA	0.17	0.02

Statistical tests pre-specified in Phase 2b trial protocol as follows:
(1) Wilcoxon Rank Sum test
(2) Log rank test

The clinical efficacy data versus placebo at twelve-months post dosing is expected in the middle of 2017. The viral shedding rate reduction data at six-months post dosing is expected in the first half of 2017.

GEN-003 also continues to demonstrate a safety profile appropriate for its therapeutic setting in the judgment of the trial’s independent Drug Monitoring Committee. There was no grade 4 reactogenicity or related serious adverse events and discontinuations due to adverse events were low and similarly distributed across active dose groups and placebo.

We intend to conduct an end-of-Phase 2 meeting with the FDA in early 2017. We also expect to commence Phase 3 trials in the fourth quarter of 2017. We plan to commence a clinical trial exploring the potential additive effects of GEN-003 on top of daily administration of valacyclovir in parallel with the Phase 3 program. We retain all rights to GEN-003 and our strategy is to execute a partnership to maximize the potential of GEN-003 and to help fund the costs of the GEN-003 Phase 3 program.

If GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

Our Immuno-Oncology Program

Guided by our positive clinical results on GEN-003 and belief in the ATLAS platform, we are focused on combining our antigen selection and vaccine development expertise with that of leading cancer innovators to unlock new targets in immuno-oncology. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancers. We are developing personalized cancer vaccines by leveraging ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We anticipate filing a personalized cancer vaccine IND application with the FDA in 2017. We are also applying the results from ATLAS, and its utility a prognostic tool, to identify patients that could benefit from checkpoint inhibitor therapy. Our strategy in immuno-oncology combines our own internal development programs with a focus on partnering ATLAS for other immuno-oncology applications.

Refer to Part I of this report under the heading "Business - Our Immuno-Oncology Program" for additional details on this program, including our current collaborations.
In November 2015, we also commenced a new program focused on Epstein-Barr Virus (“EBV”), ("GEN-009"). EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe the ATLAS platform is highly suited to the creation of a new immunotherapy for EBV given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpesvirus family, in which we have deep experience through our development of GEN-003. We are currently conducting ATLAS screens for EBV and plan to select antigen candidates for further study in 2017.

Other infectious disease programs

Our other infectious disease programs include GEN-004, a potential universal Streptococcus pneumoniae, or pneumococcus, vaccine to protect against a leading cause of infectious disease mortality worldwide and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria. In October 2015, we announced that top-line results from the Phase 2a clinical trial for GEN-004 showed consistent reductions versus placebo in the pre-specified endpoints of the rate and density of upper airway colonization in a human challenge model, but that neither of the endpoints achieved statistical significance. GEN-004 was safe and well tolerated by subjects. Although we did not achieve statistical significance in this study, the consistent apparent effect gives us confidence in the vaccine concept and in the potential for GEN-004. In November 2016, we paused activities on our other early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria in order to focus all of our internal research and pre-clinical resources on our immuno-oncology investments. Progress made and data generated to date in these infectious disease clinical and research programs remains valuable to Genocea for the future.

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of December 31, 2016, we had received an aggregate of $279.6 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2016, our cash and cash equivalents and investments were $63.4 million.

Since inception, we have incurred significant operating losses. Our net losses were $49.6 million and $42.5 million for the years ended December 31, 2016 and 2015, respectively, and our accumulated deficit was $207.5 million as of December 31, 2016. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We believe that our cash, cash equivalents and investments at December 31, 2016 are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. This guidance assumes commencing Phase 3 trials for GEN-003 for genital herpes in the fourth quarter of 2017 and filing an IND for GEN-009 for cancer by the end of the year, however it is our strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates (in thousands):

	Years ended December 31,
	2016	2015	2014
Genital herpes (GEN-003) (1)	$19,641	$15,555	$15,147
Other research and development (2)	15,004	12,494	8,580
Total research and development	$34,645	$28,049	$23,727
_________________________
(1)Includes direct and indirect internal costs and external costs such as CMO and CRO costs.
(2)Includes costs related to all other product candidates and certain technology platform development costs related to ATLAS. Additionally, costs that are not specifically allocated by project including facilities costs, depreciation expense, and non-project specific costs incurred by R&D personnel, are included in this line item.
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

Refund of research and development expenses

The refund of research and development expenses recorded in year ended December 31, 2016 related to a one-time payment received from Novavax pursuant to contractual obligations under the Novavax Agreement that existed to refund research and development expenses paid to Novavax between 2009 and 2011.

Other expense, net

Other expense consists of fair value adjustments on warrants to purchase preferred stock, loss on debt extinguishment, interest income and interest expense. Upon completion of our IPO on February 10, 2014, warrants to purchase preferred stock were converted to warrants to purchase common stock and as a result, the Company no longer recorded fair value adjustments for its warrants. Losses on debt extinguishment were recorded on the retirement of outstanding borrowings due to the refinancing of existing debt with a new lender.

Interest income

Interest income consists of interest earned on our cash, cash equivalent and investment portfolio.

Interest expense

Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs

Accretion of redeemable convertible preferred stock

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

We base our expenses related to clinical trials on our estimates of the services performed pursuant to contracts with clinical sites that conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of required data submission. In recording service fees, we make estimates based upon the time period over which services will be performed or other observable and measureable progress points as defined in the contracts, such as number of subjects enrolled, number of sites, or quantity of services performed in each period. The calculated amount of service fee expense is compared to the actual payments made pursuant to the contract's billing schedule to determine the resulting prepaid or accrual position. Additionally, for each clinical site, we accrue 10% of the earned amounts which is payable upon completion of the required data submission for the clinical trial. If our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there has been no material differences from our estimates to the amount actually incurred.

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

Under ASC 718, we are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718), which provides for improvements to employee share-based payment accounting.  The Company early adopted ASU 2016-09 as of June 30, 2016. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption as the Company had estimated a forfeiture rate of zero given that most options awards vest on a monthly basis. Stock-based compensation expense recognized in the financial statements is based on awards that ultimately vest.

Stock-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Research and development	$1,568	$1,690	$1,511
General and administrative	2,579	2,158	1,394
Total	$4,147	$3,848	$2,905

We estimated the fair value of stock options of each employee stock award at the grant date using the following assumptions:

	Years ended December 31,
	2016	2015	2014
Expected Volatility	67.4% - 77.9%	68.5% - 85.3%	86.2% - 103.6%
Risk-free interest rate	1.14% - 2.09%	1.56% - 1.94%	1.75% - 2.00%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	6.25
Expected dividend yield	0%	0%	0%

At December 31, 2016, we had approximately $6.6 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately three years. Our stock-based compensation expense for stock options has increased primarily based upon headcount growth and the related number of stock option awards granted to new and existing employees.

Results of Operations

Comparison of the Years Ended December 31, 2016 and December 31, 2015

	Years Ended December 31,		Increase
(in thousands)	2016	2015	(Decrease)
Grant revenue	$235	$670	$(435)

Operating expenses:
Research and development	34,645	28,049	6,596
General and administrative	15,427	13,987	1,440
Refund of research and development expense	(1,592)	—	1,592
Total operating expenses	48,480	42,036	6,444
Loss from operations	(48,245)	(41,366)	6,879
Other income and expenses:
Interest income	410	163	247
Interest expense	(1,738)	(1,280)	458
Total other income and expense	(1,328)	(1,117)	211
Net loss	$(49,573)	$(42,483)	7,090

Grant revenue

Grant revenue decreased by $0.4 million for the year ended December 31, 2016 to $0.2 million from $0.7 million for the year ended December 31, 2015. We entered into a $1.2 million grant with the Bill & Melinda Gates Foundation (the "Gates Foundation") in September 2014. Grant revenue was earned on activities that occurred throughout the twelve-month period in 2015 and were largely completed in the first quarter of 2016.

Research and development expenses

Research and development ("R&D") expenses increased approximately $6.6 million to $34.6 million for the year ended December 31, 2016 from $28.0 million for the same period ended December 31, 2015.  Increases in compensation, consulting and professional services (approximately $5.0 million), lab-related costs (approximately $1.4 million), facility costs (approximately $0.9 million), and depreciation expense (approximately $0.4 million), were offset by decreases in manufacturing costs (approximately $0.8 million) and clinical costs (approximately $0.4 million). The remaining increases, all insignificant by spending category, are attributable to the overall growth of the research and development function.

On a program basis, GEN-003 costs increased $4.1 million in the year ended December 31, 2016, driven by increased headcount related costs of $2.1 million and higher clinical, consulting and professional service costs of $2.0 million due to the timing of activities in support of our clinical trials. GEN-004 clinical costs decreased by $2.6 million following the completion of a clinical trial in November 2015 and the decision to pause further development of this product candidate. Costs to advance our pre-clinical product candidates and develop our ATLAS platform for immuno-oncology increased by $5.1 million, driven by higher headcount and lab-related costs. Development on infectious disease research programs, all of which were paused in November 2016, increased by $2.0 million, and an increase of $3.1 million in spending in our immuno-oncology program.

General and administrative expenses

General and administrative expense increased $1.4 million to $15.4 million for the year ended December 31, 2016 from $14.0 million for the year ended December 31, 2015. The increase was due largely to market research costs of $0.9 million and higher depreciation costs from facility expansion of $0.5 million.

Refund of research and development costs

In February 2016, we recorded a gain upon receipt of $1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2011.

Interest Income

Interest income increased $0.2 million for the year ended December 31, 2016 due to both higher levels of investing activity (full year of investing excess cash compared to beginning to invest in September 2015 in the prior year) and a higher interest rate environment.

Interest Expense

Interest expense increased $0.5 million for the year ended December 31, 2016. The increase was due primarily to the $5.0 million increase in principal borrowings under our 2014 Term Loan as a result of the First Amendment entered into in the fourth quarter of 2015.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

	Years Ended December 31,		Increase
(in thousands)	2015	2014	(Decrease)
Grant revenue	$670	$308	$362

Operating expenses:
Research and development	28,049	23,727	4,322
General and administrative	13,987	9,747	4,240
Total operating expenses	42,036	33,474	8,562
Loss from operations	(41,366)	(33,166)	8,200
Other expense, net:
Change in fair value of warrants	—	(725)	(725)
Loss on debt extinguishment	—	(435)	(435)
Interest income	163	55	108
Interest expense	(1,280)	(1,025)	255
Total other expense, net	(1,117)	(2,130)	(1,013)
Net loss	$(42,483)	$(35,296)	7,187

Grant revenue

Grant revenue increased $0.4 million to $0.7 million for the year ended December 31, 2015 from $0.3 million for the year ended December 31, 2014. The increase was due to a full year of activities performed related to a $1.2 million grant entered into with the Gates Foundation in September 2014.

Research and development expenses

R&D expense increased $4.3 million to $28.0 million for the year ended December 31, 2015 from $23.7 million for the year ended December 31, 2014.  This net increase was attributable to increases of $2.1 million in R&D personnel costs, approximately $1.8 million in lab-related and facilities costs and other general increases to support research activities offset by a $1.0 million decrease in clinical costs and licensing payments. R&D headcount increased by more than 55% to support the clinical and manufacturing activities related to our Phase 2 trials, along with hiring to support our oncology and other research programs. The decline in both clinical costs and licensing payments related to the relative timing of major clinical activities and milestones in 2015 versus 2014.

On a program basis, GEN-003 costs increased by $0.4 million largely due to (i) the ongoing Phase 2 dose optimization that began in the second half of 2014 (ii) costs incurred to drive improvements in the manufacturing process for GEN-003 to enable production at commercial scale, and (iii) costs related to the initiation of patient screening for our 131-subject Phase 2b study in the fourth quarter of 2015. Pre-clinical R&D increased by $5.4 million as we accelerated our investment in immuno-oncology research and collaborations and increased spending on our other product candidates and the development of the ATLAS technology platform. These increases were offset by a $1.5 million cost decrease in GEN-004 due to our fourth quarter decision to suspend investment in this program.

General and administrative expenses

G&A expense increased $4.2 million to $14.0 million for the year ended December 31, 2015 from $9.7 million for the year ended December 31, 2014. The increase was due largely to additional personnel costs of $2.3 million attributable to higher headcount, increases in depreciation costs of approximately $0.4 million due to capital additions and expansion of our offices, and a $0.4 million increase in consulting and professional services mainly due to the recruitment and hiring activities that occurred during 2015. The remaining $1.1 million increase was generally attributable to higher public company overhead costs.

Other expense

Other expense decreased $1.2 million for the year ended December 31, 2015. The decrease was due to a non-recurring adjustment recorded in the first quarter ended March 31, 2014 to the fair value of warrants to purchase preferred stock as a result of an increase in the fair value of the underlying stock both before and on the date of the completion of our IPO on February 10, 2014. Additionally, in the fourth quarter end December 31, 2014, we incurred a $0.4 million loss on our debt extinguishment of a term note.

Interest income

Interest income increased $0.1 million in the year ended December 31, 2015 due to a higher average cash balance based upon proceeds from follow-on offerings in March and August of 2015.

Interest expense

Interest expense increased $0.3 million for the year ended December 31, 2015 due primarily to higher average principal balances on our outstanding debt for the year to date period in 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Overview

Since our inception through December 31, 2016, we have received an aggregate of $279.6 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2016, our cash, cash equivalents and investments were $63.4 million, comprised of $27.4 million in cash and cash equivalents and $35.9 million of investments.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permits us to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche would become available through December 15, 2016, subject to us demonstrating sufficient evidence of continued clinical progression of our GEN-003 product and making favorable progress in applying our proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $17.0 million was outstanding under the amended 2014 Term Loan at December 31, 2016.

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

In connection with the 2014 Term Loan, we issued a common stock warrant to Hercules on November 20, 2014. The warrant is exercisable for 73,725 shares of our common stock.

Operating Capital Requirements

 Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third party clinical trial R&D services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We believe that our cash, cash equivalents and investments at December 31, 2016 are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. This guidance assumes commencing Phase 3 trials for GEN-003 for genital herpes in the fourth quarter of 2017 and filing an IND for GEN-009 for cancer by the end of the year, however it is our strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials.

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

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2016 and 2015 (in thousands):

	Years ended December 31,
	2016	2015
Net cash used in operating activities	$(41,835)	$(38,360)
Net cash provided by (used in) investing activities	50,711	(64,937)
Net cash provided by financing activities	1,289	100,498
Net increase in cash and cash equivalents	$10,165	$(2,799)

Operating Activities

Net cash used in operations increased $3.4 million to $41.8 million for the year ended December 31, 2016 from $38.4 million for the year ended December 31, 2015. The increase was due primarily to a higher net loss of approximately $7.1 million, offset by increases in depreciation and amortization of $0.8 million, accounts payable and accrued expenses of $1.9 million, stock based compensation of $0.3 million, and a decrease in deferred revenue of $0.4 million. The remaining $0.3 million relates to changes in other working capital accounts.

Investing Activities

Net cash provided by investing activities increased $115.6 million to $50.7 million for the year ended December 31, 2016 compared to $64.9 million of cash used in investing activities for the year ended December 31, 2015. The increase was primarily due to net proceeds from investment maturities and sales of $53.2 million in 2016 compared to net investments made of $62.2 million in 2015.

Financing Activities

Net cash provided by financing activities decreased $99.2 million to $1.3 million for the year ended December 31, 2016 from $100.5 million for the year ended December 31, 2015. The decrease was due largely to a reduction of $94.4 million in net proceeds from public offerings due to two follow-on offerings completed in 2015. In addition, there were no proceeds from debt financing in 2016 compared to $4.7 million of additional borrowing proceeds related to the First Amendment of our 2014 Term Loan in 2015.

The following table summarizes our sources and uses of cash for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(38,360)	$(27,604)
Net cash used in investing activities	(64,937)	(28,573)
Net cash provided by financing activities	100,498	64,027
Net increase in cash and cash equivalents	$(2,799)	$7,850

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

Net Operating Loss Carryforwards

At December 31, 2016, we had United States federal and state net operating loss carryforwards of approximately $136.6 million and $121.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. At December 31, 2016, we had federal and state R&D tax credit carryforwards of approximately $4.8 million and $2.5 million available, respectively, to reduce future tax liabilities which expire at various dates through 2036. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2016, we recorded a 100% valuation allowance against our net operating loss and R&D tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2016 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt(1)	$17,842	$3,149	$14,693	$—	$—
Operating leases	5,068	1,550	3,518	—	—
	$22,910	$4,699	$18,211	$—	$—
_________________________

(1)
As of December 31, 2016, we had a total of $17.0 million in long-term debt due consisting of amounts due under the 2014 Term Loan. We are obligated to pay an end of term charge of 4.95% of the balance drawn when the principal balance is repaid. We have included $0.8 million in this table for the end of term charge based upon the debt outstanding at December 31, 2016.

In February 2014, we entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, we are obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. In June and September 2016, we entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for our Phase 3 clinical trials. We incurred expenses of $4.7 million and $4.2 million under this agreement for the years ended December 31, 2016 and 2015, respectively.

In October 2014, we entered a product development and clinical supply agreement with Baxter Pharmaceutical Solutions LLC ("Baxter"). The product development and clinical supply agreement provides the terms and conditions under which Baxter will formulate, fill, inspect, package, label and test our lead product, GEN-003 for clinical supply. We are obligated to pay Baxter for each batch of GEN-003 manufactured. Additionally, certain set-up fees and equipment purchased for the purposes of batch production will be invoiced separately by Baxter. We are also responsible for the payment of a monthly service fee for project management services for the duration of the arrangement. There are no minimum purchase obligations and we may cancel the agreement at any point subject to payment for services rendered through the date of cancellation. We incurred no expenses and $702 thousand under this agreement for the years ended December 31, 2016 and 2015, respectively.

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

License Agreement with Harvard.  Under our license agreement with President and Fellows of Harvard College ("Harvard"), in respect of Harvard patent rights covering certain chlamydia antigens, we agreed to pay Harvard royalties in the high single-digits on worldwide net sales by us or our sublicensees of vaccine products comprising such chlamydia antigens. In addition, we are required to pay Harvard specified milestone payments for development of the first such chlamydia vaccine. Under the same license agreement, in respect of patent rights covering aspects of our antigen discovery platform, we agreed to pay Harvard royalties in the low single-digits on worldwide net sales by us or our sublicensees, for a period of 10 years from first commercial sale, of vaccine products comprising antigens (other than chlamydia antigens above) identified through use of the antigen discovery platform covered by licensed Harvard patent rights. In addition, we are required to pay Harvard specified milestone payments for development of such vaccines. We do not expect to make milestone payments in 2017 under this agreement. If we sublicense Harvard patent rights, we will owe Harvard a percentage of sublicensing revenue, excluding payments we receive based on the level of sales or profits. We notified Harvard of our partial termination of the license agreement with regard to the chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with Harvard with regard to the chlamydia antigens was terminated and we no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen, and we continue to maintain exclusive rights to aspects of the ATLAS platform covered by this family.

License Agreement with Novavax.  Under our license agreement with Isconova AB, now Novavax, Inc., in respect of Novavax patent rights and trademarks covering adjuvant Matrix-M, we agreed to pay Novavax tranched royalties in the low single-digits on worldwide net sales by us or our sublicensees of vaccine products comprising our antigens and Matrix-M. In addition, we are required to pay Novavax specified milestone payments for development and commercialization of the first vaccine in each unique disease field. We expect to make a milestone payment in 2017 if we are successful in initiating a Phase 3 trial for GEN-003. If we sublicense Novavax patent rights, we will owe Novavax a percentage of the initial signing or upfront sublicensing fees we receive.

License Agreement with Children’s Medical Center Corporation.  Under our license agreement with Children’s Medical Center Corporation ("Children's"), in respect of Children's rights in jointly-owned patent rights covering certain Streptococcus antigens, we agreed to pay Children's low single digit royalties on worldwide net sales by us or our sublicensees of vaccine products comprising such Streptococcus antigens. In addition, we are required to pay Children's specified milestone payments for development and commercialization of such vaccines. We do not expect to make milestone payments in 2017 under this agreement. If we sublicense the jointly-owned patent rights, we will owe Children's a percentage of sublicensing revenue, excluding payments we receive based on the level of sales or profits.

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

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and 2015, we had cash, cash, cash equivalents and investments of $63.4 million and $106.4 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2016 and December 31, 2015, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading
“Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of the Stockholders.

Item 11.        Executive and Director Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Item 14.        Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2016

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016

Notes to Consolidated Financial Statements

Item 16.        Form 10-K Summary

None.

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

Genocea Biosciences, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Genocea Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Genocea Biosciences, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Genocea Biosciences, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 17, 2017

Genocea Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$27,424	$17,259
Investments, current portion	35,938	77,069
Prepaid expenses and other current assets	926	865
Total current assets	64,288	95,193
Property and equipment, net	4,871	4,083
Restricted cash	316	316
Investments, net of current portion	—	12,104
Other non-current assets	421	446
Total assets	$69,896	$112,142

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,043	$1,757
Accrued expenses and other current liabilities	4,178	3,975
Deferred revenue	—	235
Current portion of long-term debt	3,149	—
Total current liabilities	10,370	5,967
Non-current liabilities:
Long-term debt	13,809	16,477
Other non-current liabilities	176	37
Total liabilities	24,355	22,481
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value;	28	28
Authorized – 175,000 shares; Issued – 28,446 and 28,161 shares at December 31, 2016 and December 31, 2015, respectively; outstanding – 28,445 and 28,152 at December 31, 2016 and December 31, 2015, respectively

Additional paid-in-capital	252,996	247,550
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(207,483)	(157,910)
Total stockholders’ equity	45,541	89,661
Total liabilities and stockholders’ equity	$69,896	$112,142

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Grant revenue	$235	$670	$308

Operating expenses:
Research and development	34,645	28,049	23,727
General and administrative	15,427	13,987	9,747
Refund of research and development expense	(1,592)	—	—
Total operating expenses	48,480	42,036	33,474
Loss from operations	(48,245)	(41,366)	(33,166)
Other expense, net:
Interest income	410	163	55
Interest expense	(1,738)	(1,280)	(1,025)
Change in fair value of warrants	—	—	(725)
Loss on debt extinguishment	—	—	(435)
Total other expense, net	(1,328)	(1,117)	(2,130)
Net loss	(49,573)	(42,483)	(35,296)
Other comprehensive income (loss):
Unrealized (loss) on available-for-sale securities	—	(7)	(7)
Comprehensive loss	$(49,573)	$(42,490)	$(35,303)

Reconciliation of net loss to net loss applicable to common stockholders
Net loss	$(49,573)	$(42,483)	$(35,296)
Accretion of redeemable convertible preferred stock to redemption value	—	—	(180)
Net loss attributable to common stockholders	$(49,573)	$(42,483)	$(35,476)
Net loss per share attributable to common stockholders-basic and diluted	$(1.75)	$(1.74)	$(2.27)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	28,299	24,460	15,618

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

								Total
	Convertible				Additional	Other		Stockholders’
	Preferred Shares		Common Shares		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at December 31, 2013	127,359	$81,562	303	$—	$—	$—	$(80,131)	$(80,131)
Accretion of dividends on redeemable convertible preferred stock	—	180	—	—	(180)	—	—	(180)
Exercise of warrants for cash	51	33	—	—	—	—	—	—
Cashless exercise of warrants	317	98	54	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(127,727)	(81,873)	11,466	11	81,763	—	—	81,774
Reclassification of warrants to additional paid-in capital	—	—	—	—	1,381	—	—	1,381
Issuance of common stock upon IPO, net of issuance costs of $2,403	—	—	5,500	6	58,971	—	—	58,977
Issuance of common Stock; ESPP purchase	—	—	16	—	93	—	—	93
Issuance of common Stock upon private placement offering, net of issuance costs of $36	—	—	223	—	1,964	—	—	1,964
Issuance of warrants, net of issuance costs of $6	—	—	—	—	334	—	—	334
Exercise of stock options	—	—	282	1	682	—	—	683
Vesting of restricted stock	—	—	8	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	2,905	—	—	2,905
Unrealized loss on investments	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(35,296)	(35,296)
Balance at December 31, 2014	—	—	17,852	18	147,923	(7)	(115,427)	32,507
Issuance of common stock upon secondary public offering, net of issuance costs of $509	—	—	10,123	10	95,173	—	—	95,183
Issuance of common Stock; ESPP purchase	—	—	41	—	213	—	—	213
Exercise of stock options	—	—	128	—	383	—	—	383
Vesting of restricted stock	—	—	8	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	3,848	—	—	3,848
Net loss	—	—	—	—	—	—	(42,483)	(42,483)
Balance at December 31, 2015	—	—	28,152	28	247,550	(7)	(157,910)	89,661
Issuance of common stock, net of issuance costs of $3	—	—	136	—	815	—	—	815
Issuance of common Stock; ESPP purchase	—	—	71	—	247	—	—	247
Exercise of stock options	—	—	79	—	227	—	—	227
Vesting of restricted stock	—	—	7	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	4,147	—	—	4,147
Unrealized gain on marketable securities	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(49,573)	(49,573)
Balance at December 31, 2016	—	$—	28,445	$28	$252,996	$—	$(207,483)	$45,541

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(49,573)	$(42,483)	$(35,296)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,813	1,051	469
Stock-based compensation	4,147	3,848	2,905
Change in fair value of warrants liability	—	—	725
Non-cash interest expense	481	369	254
Loss on debt extinguishment	—	—	435
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37)	266	(442)
Other long-term assets	25	(399)	782
Accounts payable	1,190	(1,431)	524
Deferred revenue	(235)	(670)	893
Accrued expenses and other liabilities	354	1,089	1,147
Net cash used in operating activities	(41,835)	(38,360)	(27,604)
Investing activities
Purchases of property and equipment	(2,538)	(2,784)	(1,520)
Proceeds from maturities of investments	79,313	27,498	—
Purchase of investments	(26,064)	(89,651)	(27,053)
Net cash provided by (used in) investing activities	50,711	(64,937)	(28,573)
Financing activities
Proceeds from underwritten public offering, net of issuance costs	815	95,183	61,938
Proceeds from issuance of long-term debt, net of issuance costs	—	4,719	11,681
Repayment of long-term debt	—	—	(10,401)
Proceeds from issuance of common stock under ESPP	247	213	93
Proceeds from exercise of stock options	227	383	683
Proceeds from the exercise of warrants	—	—	33
Net cash provided by financing activities	1,289	100,498	64,027
Net increase (decrease) in cash and cash equivalents	$10,165	$(2,799)	$7,850
Cash and cash equivalents at beginning of period	17,259	20,058	12,208
Cash and cash equivalents at end of period	$27,424	$17,259	$20,058
Supplemental cash flow information
Cash paid for interest	$1,255	$897	$815
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock to common stock upon closing of IPO	$—	$—	$81,774
Reclassification of prepaid IPO closing costs from non-current assets to additional paid-in capital	$—	$—	$997
Reclassification of warrants to additional paid-in capital	$—	$—	$1,381
Accretion of redeemable convertible preferred stock to redemption value	$—	$—	$180
Cashless exercise of warrants	$—	$—	$98
Issuance of common stock warrant	$—	$—	$340
Property and equipment, net included in accounts payable and accrued expenses	$63	$394	$—

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

The Company has one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. The Company also has a pre-clinical immuno-oncology program focused on personalized cancer vaccines (GEN-009). The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens that are often found in tumor cells that have not been previously recognized by the immune system. We have other non-active infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

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

As of December 31, 2016, the Company had an accumulated deficit of approximately $207.5 million. The Company had cash, cash equivalents and investments of $63.4 million at December 31, 2016. The Company expects that existing cash, cash equivalents and investments are sufficient to support operating expenses and capital expenditure requirements into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. This guidance assumes commencing Phase 3 trials for GEN-003 for genital herpes in the fourth quarter of 2017 and filing an IND for GEN-009 for cancer by the end of the year, however it is the Company’s strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its Common Stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its Common Stock. In April 2016, the Company sold 136 thousand shares and received $0.8 million in net proceeds after deducting commissions. There were no sales under this program during the fiscal year ended December 31, 2015.

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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income. There were no realized gains or losses recognized for the years ended December 31, 2016 and 2015.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of December 31, 2016, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

Deferred financing costs

Offering costs related to debt and equity financing primarily consist of direct and incremental external expenses. In accordance with ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt

Issuance Costs (“ASU 2015-03”) the Company presents debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction of the carrying value of the debt liability, consistent with the accounting treatment of debt discounts. The amortization of deferred debt financing costs follows the effective interest rate method.

Offering costs related to registration statements and the initiation of the ATM are recorded as an asset and are reclassified to equity on a pro-rata basis based upon the successful selling of common shares compared to the available limits in either equity program. The costs are reviewed for impairment and will be recorded to expense if and when the Company determines that future equity offerings are not probable of occurring. At December 31, 2016 and 2015, the Company had $339 thousand and $304 thousand of deferred offering costs, respectively, recorded as an Other non-current asset.

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

Except for the valuation methodology utilized to value the warrants to purchase redeemable securities (Note 7), there have been no changes to the valuation methods utilized by the Company during the three years ended December 31, 2016. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2016, 2015 and 2014.

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

Development of Software for Internal Use

The Company accounts for the costs of software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Costs of materials, consultants, payroll, and payroll-related costs for employees incurred in developing internal-use software are capitalized as incurred. These costs are included in Property and equipment, net. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Amortization is recorded using the straight-line method over the estimated useful lives of the respective asset which is five years.

Impairment of long-lived assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company has not recognized any impairment losses in any reporting periods through December 31, 2016.

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

The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	persuasive evidence of an arrangement exists

•	delivery has occurred or services have been rendered

•	the fee is fixed or determinable

•	collectability is reasonably assured
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

The Company determines the estimated selling price for deliverables within the arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, or third-party evidence of selling price if VSOE was not available or the Company’s best estimate of selling price, if neither VSOE nor third-party evidence was available. The Company uses its best estimate of a selling price if it does not have VSOE or third-party evidence of selling price for these deliverables. In order to determine the best estimate of selling price, the Company considers market conditions, as well as entity- specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success, and the time needed to commercialize assays. In validating its best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine best estimate of selling price would have a significant effect on the allocation of arrangement consideration between deliverables. The Company recognizes consideration allocated to an individual element when all other revenue recognition criteria are met for that element, which generally occurs upon delivery or over the period in which services are provided.

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

The Company early adopted ASU 2016-09 Compensation — Stock Compensation (Topic 718) as of June 30, 2016. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption as the Company had estimated a forfeiture rate of zero given that most options awards vest on a monthly basis. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital (APIC). Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the income statement. There was no financial statement impact of adopting this provision of the ASU as the Company is in a net operating loss (NOL) position and all excess tax benefits that exist from options previously exercised require a full valuation allowance. As such, the adoption of this standard did not have a material impact on the financial statements. For the year ended December 31, 2016, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and the tax reporting basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized. The Company has evaluated available evidence and concluded that the Company may not realize the benefit of its deferred tax assets; therefore, a valuation allowance has been established for the full amount of the deferred tax assets.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company does not have any significant uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Diluted earnings per share attributable to common stockholders is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share attributable to common stockholders' calculation, preferred stock, stock options, unvested restricted stock, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

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

ASU 2014-15 is effective for annual periods ending after December 15, 2016 and for interim periods within annual periods beginning after December 15, 2016.
The Company adopted this standard as of December 31, 2016 and the adoption did not have a material impact. Refer to Footnote 1 for further details regarding the Company’s liquidity.
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

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU 2016-18, which requires additional disclosures related to restricted cash.

The new standard requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

ASU 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.

The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

3. Cash, cash equivalents and investments

As of December 31, 2016 and 2015, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S treasury securities, and FDIC-insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Money market funds, included in cash equivalents	$25,602	$25,602	$—	$—
Certificates of deposit, included in cash equivalents	992	—	992	—
Investments - U.S treasuries	16,508	16,508	—	—
Investments - certificates of deposit	19,429	—	19,429	—
Total	$62,531	$42,110	$20,421	$—

December 31, 2015
Money market funds, included in cash equivalents	$14,207	$14,207	$—	$—
U.S treasuries, included in cash equivalents	2,203	2,203	—	—
Investments - U.S. treasuries	27,924	27,924	—	—
Investments - certificates of deposit	61,249	—	61,249	—
Total	$105,583	$44,334	$61,249	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of December 31, 2016 and 2015.

Cash equivalents and investments at December 31, 2016 consist of the following (in thousands):

	Contractual Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and investments
U.S. Treasuries	31-181 days	$16,508	$—	$—	$16,508
Certificates of deposit	4-180 days	20,421	—	—	20,421
Total		$36,929	$—	$—	$36,929

Cash equivalents and investments at December 31, 2015 consist of the following (in thousands):

	Contractual Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and investments
U.S. Treasuries	60-184 days	$30,120	$7	$—	$30,127
Certificates of deposit	91-365 days	49,145	—	—	49,145
Certificates of deposit	greater than 365 days	12,104	—	—	12,104
Total		$91,369	$7	$—	$91,376

4. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$4,894	$3,943
Furniture office equipment	921	610
Computer hardware	317	259
Leasehold improvements	1,514	1,433
Internally developed software	1,390	338
Total property and equipment	9,036	6,583
Accumulated depreciation	(4,165)	(2,500)
Property and equipment, net	$4,871	$4,083

Depreciation expense was $1.7 million, $1.1 million, and $0.5 million, for the years ended December 31, 2016, 2015, 2014, respectively. A portion of the Company's internally developed computer software was placed into service during April 2016 and $0.1 million of amortization was recorded for the year ended December 31, 2016. No internally developed software was available to be placed into service and no amortization was recorded for the year ended December 31, 2015.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Payroll and employee-related costs	$2,090	$1,736
Research and development costs	1,239	1,359
Other current liabilities	849	880
Total	$4,178	$3,975

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

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits it to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $17.0 million was outstanding under the amended 2014 Term Loan at December 31, 2016.

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

The Company incurred $0.3 million in debt financing costs related to the First Amendment which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $0.1 million of financing costs and also reimbursed Hercules $0.2 million for debt financing costs which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt and the increase in the amount of End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At December 31, 2016, the 2015 Term Loan bears an effective interest rate of 10.2%.

As of December 31, 2016 and 2015, the Company had outstanding borrowings under the 2014 Term Loan of $17.0 million. Interest expense related to the 2014 Term Loan was $1.7 million and $1.3 million and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Interest expense related to the 2013 Term Loan was $0.8 million for the year ended December 31, 2014.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

December 31,
2016
2017	$3,149
2018	6,659
2019	8,034
Total	$17,842

2013 Term Loan

On September 30, 2013, the Company entered into the 2013 Term Loan which provided up to $10.0 million. The Company drew down $3.5 million upon closing the 2013 Term Loan to pay off existing debt obligations and drew down the remaining facility of $6.5 million in December 2013. The Company was obligated to make interest-only payments for the first 9 months and 33 equal payments of principal, together with accrued interest thereafter for each advance. The 2013 Term Loan bore interest at a rate of 8% per annum. The Company was also obligated to pay 2% of the advance on the final repayment date of each draw which was accrued over the term of the debt.

In connection with the 2013 Term Loan, the Company issued a warrant to purchase 689,655 shares of Series C Preferred Stock at $0.58 per share. Upon the completion of the Company's IPO, these Series C preferred stock warrants automatically converted into warrants exercisable for 57,954 shares of Common Stock at an exercise price of $6.90 per share (Note 7).

7. Warrants

As of December 31, 2016 and December 31, 2015, the Company had warrants outstanding that represent the right to acquire 77,603 shares of common stock, of which 73,725 represented warrants issued to Hercules in relation to the 2014 Term Loan and 3,878 represented warrants to purchase common stock issued in periods prior to the Company's IPO.

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

As of December 31, 2016, the common stock warrants issued to Hercules remained outstanding.

Warrants to purchase redeemable securities

As of December 31, 2013, the Company had outstanding warrants to purchase 2,291,512 shares of redeemable convertible preferred stock. On January 29, 2014, 21,695 warrants to purchase Series A preferred stock were exercised for cash. On February 4, 2014, an additional 28,926 warrants to purchase Series A preferred stock were exercised for cash. Prior to the completion of the Company's IPO on February 10, 2014, warrants to purchase 987,840 shares of Series A preferred stock were exercised in a cashless exercise for 316,932 shares of Series A preferred stock, which automatically converted into 26,633 shares of Common Stock upon the completion of the Company's IPO. Also upon the completion of the Company's IPO, warrants exercisable for 1,253,051 shares of redeemable convertible preferred stock were automatically converted into warrants exercisable for 105,297 shares of Common Stock. On February 12, 2014, 43,465 warrants were exercised in a cashless exercise for 16,593 shares of Common Stock. On April 23, 2014, 57,954 warrants were exercised in a cashless exercise for 37,250 shares of Common Stock. As of December 31, 2016, 3,878 of these warrants remain outstanding.

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

The following table sets forth a summary of changes in the fair value of the Company’s warrants to purchase redeemable securities, which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

	Years ended December 31,
	2016	2015	2014
Beginning balance	$—	$—	$656
Change in fair value	—	—	725
Warrants exercised	—	—	(323)
Reclassification to accumulated paid-in capital	—	—	(1,058)
Ending balance	$—	$—	$—

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

8. Commitments and contingencies

Lease commitments

In February 2014, the Company signed an operating lease for office and laboratory space that commenced in March 2014 and expires in February 2017 (the "2014 Lease"). In May 2016, the Company entered into a lease amendment (the "2016 Lease") for office and laboratory space currently occupied under the 2014 Lease that was set to expire in February 2017. The 2016 Lease extends the 2014 Lease by an additional three years through February 2020.

In June 2015, the Company signed a second operating lease for office space in the same building as the 2014 Lease, which also expires in February 2017 (the "2015 Lease"). In August 2016, the Company exercised a three-year renewal option extending the 2015 Lease to February 2020. Rent expense for the years ended December 31, 2016, 2015, and 2014, was $1.4 million, $1.2 million, and $0.8 million, respectively.

The minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

December 31, 2016
2017	$1,550
2018	1,607
2019	1,637
2020	274
Total	$5,068

At December 31, 2016, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. The grant provided for the continued expansion of the Company’s malaria antigen library and aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company recognized revenue under the agreement of$235 thousand, $640 thousand and $308 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials.  The Company incurred expenses under this agreement of $4.7 million, $4.2 million, and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company provided the research funding solely to benefit the supply plan for the Matrix-M adjuvant to the point that a Phase 1 clinical trial could be initiated. Because of the benefit received from the research funding payments, an assessment of Novavax's financial ability to repay the research funding at the time of the payments, along with the duration of which amounts could be outstanding, the Company concluded the initial research funding should be recorded as research and development expense at the time of payment. In February 2016, upon receipt of the $1.6 million refund including accrued interest, the Company recorded a gain within operating expenses in the Consolidated Statements of Operations and Comprehensive Loss.

9. Convertible Preferred Stock and Stockholder's Equity (Deficit)

At December 31, 2016, the Company authorized 175,000,000 shares of common stock at $0.001 par value per share, of which 28,446,461 shares of common stock were issued and 28,444,520 shares of common stock were outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three years ended December 31, 2016, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Years ended December 31,
	2016	2015	2014
Warrants	78	78	78
Outstanding options	3,807	2,723	2,290
Total	3,885	2,801	2,368

Restricted stock

During 2013, a Company director exercised stock options and received 31,092 shares of common stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreement, shares of common stock issued are subject to a vesting schedule and unvested shares are subject to repurchase by the Company. Vesting occurs periodically at specified time intervals and specified percentages. All shares of common stock become fully vested in February 2017, four years from the date of grant.

At both December 31, 2016 and December 31, 2015, the Company had issued 35,964 shares of restricted common stock. At December 31, 2016, 1,941 shares of nonvested restricted stock were subject to repurchase by the Company. At December 31, 2015, 9,717 shares of nonvested restricted stock were subject to repurchase by the Company

Conversion of Preferred Shares

In connection with the Company's IPO, all preferred shares outstanding were converted into common shares outstanding. The table below includes the conversion detail for each class of preferred shares that is summarized as convertible preferred stock in the Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the year ended December 31, 2014.

			Series A Redeemable		Series B Redeemable		Series C Redeemable
	Seed Convertible		Convertible		Convertible		Convertible		Total Convertible
	Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares		Preferred Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	4,615	$3,000	35,577	$23,125	34,581	$24,937	52,586	$30,500	127,359	$81,562
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	—	180	—	—	—	180
Exercise of warrants for cash	—	—	51	33	—	—	—	—	51	33
Cashless exercise of warrants	—	—	317	98	—	—	—	—	317	98
Conversion of redeemable convertible preferred stock into common stock at IPO date	(4,615)	$(3,000)	(35,945)	$(23,256)	(34,581)	$(25,117)	(52,586)	$(30,500)	(127,727)	$(81,873)

10. Stock and employee benefit plans

The Company’s board of directors adopted the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by its stockholders and became effective prior to the commencement of the Company's IPO.

The 2014 Equity Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other awards to key employees and directors of, and consultants and advisors to, the Company. The maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2014 Equity Plan is 903,494 shares, plus 219,765 shares that were available for grant under the 2007 Equity Incentive Plan (the "2007 Equity Plan") on the date the 2014 Equity Plan was adopted. The 2014 Equity Plan provides that the number of shares available for issuance will automatically increase annually on each January 1, from January 1, 2015 through January 1, 2024, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding common stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s board of directors. On January 1, 2017, the total number of shares available for issuance under the 2014 Equity Plan increased by 1,137,781 for shares under this provision.

Outstanding options awards granted from the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. The shares of common stock underlying awards that are cancelled, forfeited, repurchased, expire or are otherwise terminated under the 2007 Equity Plan are added to the shares of common stock available for issuance under the 2014 Equity Plan. At December 31, 2016, 4,292,544 option awards are permitted under the Company's equity plans and 485,483 awards remain available for future grants.

Stock options issued to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period. The total expense related to all nonemployee options for the years ended December 31, 2016, 2015 and 2014 was $271 thousand, $263 thousand, and $324 thousand, respectively.

Stock Based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Research and development	$1,568	$1,690	$1,511
General and administrative	2,579	2,158	1,394
Total	$4,147	$3,848	$2,905

Stock Options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,723	$7.60	7.61	$2,840
Granted	1,577	$3.56
Exercised	(79)	$2.85
Canceled	(414)	$8.47
Outstanding at December 31, 2016	3,807	$5.94	7.52	$2,441
Exercisable at December 31, 2016	1,892	$6.18	6.32	$1,589
Vested or expected to vest at December 31, 2016	3,807	$5.94	7.52	$2,441

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options to purchase an aggregate of 1,576,700, 715,262, and 1,064,640 of its common stock, respectively, with weighted-average grant date fair values of $3.56, $9.12, and $10.11, respectively.

The total intrinsic value of options exercised was $113 thousand, $1.0 million, and $3.1 million in the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $6.6 million of total unrecognized compensation cost, related to employee stock options granted under the Company’s equity plans.

The total unrecognized compensation costs, related to non-employee stock options was $269 thousand, $255 thousand, and $55 thousand for the years ended December 31, 2016, 2015, and 2014, respectively.

Total unrecognized compensation cost for employee and non-employee will be adjusted for future forfeitures as they occur based upon the policy adopted by the Company upon early adoption of ASU 2016-09. The Company expects to recognize that cost over a remaining weighted-average period of 2.6 years.

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years ended December 31,
	2016	2015	2014
Expected Volatility	67.4% - 77.9%	68.5% - 85.3%	86.2% - 103.6%
Risk-free interest rate	1.14% - 2.09%	1.56% - 1.94%	1.75% - 2.00%
Expected term (in years)	5.50 - 6.08	5.50 - 6.08	6.25
Expected dividend yield	0%	0%	0%

Performance-Based Stock Options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. During the year ended December 31, 2014, the Company determined that 96,988 options related to performance-based milestones were probable of achievement and, accordingly, recorded $453 thousand in related stock-based compensation expense. As of December 31, 2014, there were 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable. During the years ended December 31, 2016 and 2015, the Company recorded no stock based compensation expense related to the 56,336 performance-based common stock options that remain outstanding for which the probability of achievement was not deemed probable at both December 31, 2016 and 2015.

Employee Stock Purchase Plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering under the 2014 ESPP began on July 1, 2014. For the year ended December 31, 2014, the Company incurred $43 thousand in stock-based compensation expense and 15,622 shares were issued. For the year ended December 31, 2015, the Company incurred $113 thousand in stock-based compensation expense and 40,912 shares were issued. For the year ended December 31, 2016, the Company incurred $155 thousand in stock-based compensation expense and 70,774 shares were issued. Shares remaining for future issuance under the plan were 73,468 as of December 31, 2016.

401(k) Savings plan

In 2007, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning January 1, 2015, the Company began making matching contributions to participants in this plan which totaled $174 thousand for the year ended December 31, 2015. The Company made matching contributions to participants in this plan which totaled $243 thousand for the year ended December 31, 2016.

11. Income taxes

For the years ended December 31, 2016 and 2015, the Company did not record a current or deferred income tax expense or benefit. The Company’s losses before income taxes consist solely of domestic losses. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2016	2015
Deferred tax assets:
U.S and state net operating loss carryforwards	$52,829	$54,570
Capitalized R&D	20,280	—
Research and development credits	6,422	5,226
Stock based compensation	2,184	1,410
Accrued expenses	794	603
Depreciation and amortization	784	516
Other temporary differences	365	353
Total deferred tax assets	83,658	62,678
Less valuation allowance	(83,658)	(62,678)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2016 and 2015. The valuation allowance increased approximately $21.0 million during the year ended December 31, 2016 primarily related to the Company's election to capitalize and amortize certain research and development expenses. The valuation allowance increased approximately $17.5 million during the year ended December 31, 2015, due primarily to the generation of net operating losses.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.0%	4.6%	5.1%
Permanent differences	(1.5)%	(2.1)%	(0.9)%
Research and development credit	2.5%	1.9%	3.6%
Change in valuation allowance	(40.0)%	(38.4)%	(41.8)%
Effective tax rate	0.0%	0.0%	0.0%

As of December 31, 2016, 2015, and 2014, the Company had U.S. federal net operating loss carryforwards of approximately $136.6 million, $143.8 million, and $105.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016, 2015, and 2014, the Company also had U.S. state net operating loss carryforwards of approximately $121.2 million, $128.5 million, and $90.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. For the year ended December 31, 2016, deductions related to the excess tax benefit from stock option exercises are recognized in the federal and state net operating loss carryforwards as a component of the tax provision as the Company early adopted ASU 2016-09 (see Note 2). For the years ended December 31, 2015 and 2014, approximately $2.8 million and $1.9 million, respectively, of excess tax benefits related to the exercise of stock options were included in the federal and state net operating loss carryforwards.

As of December 31, 2016 and 2015, the Company had federal research and development tax credit carryforwards of approximately $4.8 million and $3.7 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036. As of December 31, 2016 and 2015, the Company had state research and development tax credit carryforwards of approximately $2.5 million and $2.4 million, respectively, available to reduce future tax liabilities which expire at various dates through 2031.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company files income tax returns in the United States and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

12. Quarterly financial information (unaudited, in thousands, except share and per share data)

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$235	$—	$—	$—
Operating expenses	9,664	10,704	12,430	15,682
Net loss	(9,751)	(11,023)	(12,765)	(16,034)
Net loss per share - basic and diluted	$(0.35)	$(0.39)	$(0.45)	$(0.56)
Weighted-average number of common shares used in net loss per share - basic and diluted	28,152	28,276	28,370	28,394

	Three Months Ended,
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenue	$121	$115	$213	$221
Operating expenses	11,898	10,141	9,703	10,294
Net loss	(12,084)	(10,314)	(9,771)	(10,314)
Net loss per share - basic and diluted	$(0.64)	$(0.43)	$(0.37)	$(0.37)
Weighted-average number of common shares used in net loss per share - basic and diluted	18,834	24,154	26,610	28,118

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2017.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark

William Clark
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director
William Clark	(Principal Executive Officer)	February 17, 2017

/s/ Jonathan Poole	Chief Financial Officer
Jonathan Poole	(Principal Financial Officer and Principal Accounting Officer)	February 17, 2017

/s/ Kenneth Bate
Kenneth Bate	Director	February 17, 2017

/s/ Kevin Bitterman
Kevin Bitterman, Ph.D.	Director	February 17, 2017

/s/ Katrine Bosley
Katrine Bosley	Director	February 17, 2017

/s/ Ronald Cooper
Ronald Cooper	Director	February 17, 2017

/s/ Michael Higgins
Michael Higgins	Director	February 17, 2017

/s/ Stephen Hoffman
Stephen Hoffman, M.D., Ph.D.	Director	February 17, 2017

/s/ George Siber
George Siber, M.D.	Director	February 17, 2017

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

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

10.2+
Amended and Restated Exclusive License Agreement between Children’s Medical Center Corporation and Genocea Biosciences, Inc., dated March 23, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No.001-36289, dated November 4, 2016)

10.3+
Amended and Restated License Agreement between Genocea Biosciences, Inc. and President and Fellows of Harvard College, dated November 19, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, File No.001-36289, dated November 4, 2016)

10.4+
License and Collaboration Agreement between Genocea Biosciences, Inc. and Isconova AB, dated August 5, 2009, as amended on March 19, 2010, June 18, 2010, August 17, 2010, October 19, 2011 and February 6, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, File No.001-36289

10.5+
Exclusive License Agreement for Escherichia Coli K12 to Deliver Protein to the Macrophage Cytosol between Genocea Biosciences, Inc. and The Regents of the University of California, dated August 18, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.6
Lease, dated as of July 3, 2012 between TBCI, LLC and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-193043, dated December 23, 2013)

10.7
Agreement Regarding Sublease, dated as of July 9, 2012, by TBCI, LLC, FoldRx Pharmaceuticals, Inc., Pfizer Inc. and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.8
Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended on June 24, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

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

10.21
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated May 13, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.22†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated November 5, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.23+
Bioprocessing Services Agreement between the Company and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-36289, filed on May 9, 2014)

10.24
Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.25
Equity Rights Letter Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.26+
Product Development and Clinical Supply Agreement between the Company and Baxter Pharmaceutical Solutions LLC, dated October 23, 2014 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K File No. 001-36289, filed on February 27, 2015)

10.27†
Fifth Amendment to the Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

10.28
Amendment No. 1 to Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K File No. 001-36289, filed on December 18, 2015)

10.29
Sublease Agreement between the Company and the Smithsonian Institution, dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

10.30
First Amendment to Lease, dated May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q, filed on August 4, 2016, File No. 001-36289)

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed on February 17, 2016, File No. 001.36289)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

Exhibit Number	Exhibit

32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan.

+
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the Securities and Exchange Commission.