Form 10-Q
period 2017-03-31
GENOCEA BIOSCIENCES, INC.
filed 2017-05-05
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 4, 2017, there were 28,504,775 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$34,138	$27,424
Investments, current portion	14,537	35,938
Prepaid expenses and other current assets	1,443	926
Total current assets	50,118	64,288
Property and equipment, net	4,782	4,871
Restricted cash	316	316
Other non-current assets	429	421
Total assets	$55,645	$69,896

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,875	$3,043
Accrued expenses and other current liabilities	2,440	4,178
Current portion of long-term debt	4,771	3,149
Total current liabilities	10,086	10,370
Non-current liabilities:
Long-term debt	12,312	13,809
Other non-current liabilities	163	176
Total liabilities	22,561	24,355
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	29	28
Additional paid-in-capital	254,276	252,996
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(221,218)	(207,483)
Total stockholders’ equity	33,084	45,541
Total liabilities and stockholders’ equity	$55,645	$69,896

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Grant revenue	$—	$235

Operating expenses:
Research and development	9,742	7,332
General and administrative	3,634	3,924
Refund of research and development expense	—	(1,592)
Total operating expenses	13,376	9,664
Loss from operations	(13,376)	(9,429)
Other income and expense:
Interest income	77	109
Interest expense	(436)	(431)
Total other income and expense	(359)	(322)
Net loss	$(13,735)	$(9,751)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	$(3)	$—
Comprehensive loss	$(13,738)	$(9,751)
Net loss per share - basic and diluted	$(0.48)	$(0.35)
Weighted-average number of common shares used in computing net loss per share	28,496	28,152

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(13,735)	$(9,751)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	449	361
Stock-based compensation	1,021	1,063
Non-cash interest expense	127	115
Changes in operating assets and liabilities	(2,521)	(1,967)
Net cash used in operating activities	(14,659)	(10,179)
Investing activities
Purchases of property and equipment	(282)	(577)
Proceeds from maturities of investments	21,552	33,521
Purchases of investments	(155)	(2,301)
Net cash provided by investing activities	21,115	30,643
Financing activities
Proceeds from equity offerings, net of issuance costs	246	—
Proceeds from exercise of stock options	12	7
Net cash provided by financing activities	258	7
Net increase in cash and cash equivalents	$6,714	$20,471
Cash and cash equivalents at beginning of period	27,424	17,259
Cash and cash equivalents at end of period	$34,138	$37,730
Supplemental cash flow information
Cash paid for interest	$308	$316
Property and equipment included in accounts payable and accrued expenses	$77	$452

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

The Company has one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. The Company also has a pre-clinical immuno-oncology program, GEN-009, focused on personalized cancer vaccines. The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens that are often found in tumor cells that have not been previously recognized by the immune system. We have other non-active infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other clinical stage companies, including dependence on key individuals, competition from other companies, the need and related uncertainty associated with the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

Liquidity

As of March 31, 2017, the Company had an accumulated deficit of approximately $221.2 million. The Company had cash, cash equivalents and investments of $48.7 million at March 31, 2017. The Company expects that existing cash, cash equivalents and investments are sufficient to support operating expenses, capital expenditure requirements, and debt obligations into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships or equity financings. This guidance assumes the Company commences a Phase 3 clinical trial for GEN-003 for genital herpes around the end of 2017 and files an IND for GEN-009 for cancer by the end of 2017; however, it is the Company’s strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials. The Company has the ability to modify its operating plans in order to fund operations through at least one year from the issuance of this quarterly report.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its Common Stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its Common Stock. In January 2017, the Company sold 52 thousand shares and received $0.2 million in net proceeds after deducting commissions. For the three months ended March 31, 2016, there were no ATM sales.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016 and the notes thereto which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income or Interest expense, respectively. There were no realized gains or losses recognized for the three months ended March 31, 2017 and 2016.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

For the three months ended March 31, 2017, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the three months ended March 31, 2017.

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

The Company does not currently have and has never had any contracts that are within the scope of ASC 606 or its predecessor guidance, ASC 605 Revenue Recognition. The Company will evaluate the timing of the adoption of ASC 606 and the related accounting considerations when it has a contract that is within its scope

ASU 2016-02, Leases (Topic 842)
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

3. Cash, cash equivalents and investments

As of March 31, 2017 and December 31, 2016, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. treasury securities, and FDIC-insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Money market funds, included in cash equivalents	$33,493	$33,493	$—	$—
Investments - U.S treasuries	8,999	8,999	—	—
Investments - certificates of deposit	5,538	—	5,538	—
Total	$48,030	$42,492	$5,538	$—

December 31, 2016
Money market funds, included in cash equivalents	$25,602	$25,602	$—	$—
Certificates of deposit, included in cash equivalents	992	—	992	—
Investments - U.S. treasuries	16,508	16,508	—	—
Investments - certificates of deposit	19,429	—	19,429	—
Total	$62,531	$42,110	$20,421	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2017 and December 31, 2016.

 Investments at March 31, 2017 consist of the following (in thousands):

	Contractual Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	15-91 days	$9,002	$—	$3	$8,999
Certificates of deposit	5-90 days	5,538	—	—	5,538
Total		$14,540	$—	$3	$14,537

Cash equivalents and investments at December 31, 2016 consist of the following (in thousands):

	Contractual Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	31-181 days	$16,508	$—	$—	$16,508
Certificates of deposit	4-180 days	20,421	—	—	20,421
Total		$36,929	$—	$—	$36,929

4.  Long-term debt

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

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits it to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $17.0 million was outstanding under the amended 2014 Term Loan at March 31, 2017.
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

The Loan Agreement contains a material adverse effect ("Material Adverse Effect") provision that requires all material adverse effects to be reported under the financial reporting covenant. Loan advances are subject to a representation that no event that has had or could reasonably be expected to have a Material Adverse Effect has occurred and is continuing. Under the Loan Agreement, a Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the Loan Agreements, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default.

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

The 2014 Term Loan is automatically redeemable upon a change in control. The Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date including any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment including the End of Term Charge and the applicable Prepayment Charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote.

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
The Company incurred $0.3 million in debt financing costs related to the First Amendment, which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $0.1 million of financing costs and also reimbursed Hercules $0.2 million for debt financing costs, which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt and the increase in the amount of End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At March 31, 2017, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of both March 31, 2017 and December 31, 2016, the Company had outstanding borrowings under the 2014 Term Loan of $17.0 million. Interest expense related to the 2014 Term Loan was $0.4 million each for the three months ended March 31, 2017 and 2016.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

March 31, 2017
2017	3,149
2018	6,659
2019	8,034
Total	$17,842

5. Commitments and contingencies

Lease commitments

In May 2016, the Company entered into a lease amendment (the "2016 Lease") for office and laboratory space currently occupied under an original lease that commenced in March 2014 and was set to expire in February 2017 (the "2014 Lease"). The 2016 Lease extended the 2014 Lease by three years through February 2020. In June 2015, the Company signed a second operating lease (the "2015 Lease") for office space in the same building as the 2014 Lease. In August 2016, the Company exercised a three-year renewal option extending the 2015 Lease to February 2020.

The combined minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

March 31, 2017
2017	$1,187
2018	1,607
2019	1,637
2020	274
Total	$4,705

At March 31, 2017 and December 31, 2016, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. This grant provided for the continued expansion of the Company’s malaria antigen library to aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. The Company did not recognize any revenue and recognized revenue of $235 thousand under this agreement for the three months ended March 31, 2017 and 2016, respectively.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe. In June and September
2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials for GEN-003. The Company incurred expenses under the agreement of $1.1 million and $158 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

6. Equity and net loss per share

At March 31, 2017, the Company authorized 175,000,000 shares of common stock at $0.001 par value per share. As of March 31, 2017, 28,502,470 shares of common stock were issued and outstanding. At December 31, 2016, 28,446,461 shares of common stock were issued and 28,444,520 shares of common stock were outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both three-month periods ended March 31, 2017 and 2016, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

As of March 31, 2017 and December 31, 2016, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represented warrants to purchase Common Stock issued in periods prior to the Company's initial public offering ("IPO").

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2017	2016
Warrants	78	78
Outstanding options	4,968	3,675
Outstanding ESPP	24	16
Total	5,070	3,769

Restricted stock

During 2013, a Company director exercised stock options and received 31,092 shares of common stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreement, shares of common stock issued were subject to a vesting schedule and unvested shares were subject to repurchase by the Company. Vesting occurred periodically at specified time intervals and specified percentages. As of March 31, 2017, all shares of common stock were fully vested.

7. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$387	$463
General and administrative	634	600
Total	$1,021	$1,063

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,807	$5.94	5.94	$2,441
Granted	1,266	$4.68
Exercised	(4)	$2.86
Canceled	(101)	$7.74
Outstanding at March 31, 2017	4,968	$5.58	7.96	$8,783
Exercisable at March 31, 2017	2,021	$6.16	6.32	$4,039
Vested or expected to vest at March 31, 2017	4,968	$5.58	7.96	$8,783

Performance-based stock options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three months ended March 31, 2017, and accordingly did not recognize stock-based compensation expense for these periods. As of March 31, 2017, there are 56,336 performance-based common stock options outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. As of March 31, 2017, 73,468 shares remain for future issuance under the plan. The Company incurred stock-based compensation expense related to the 2014 ESPP of $38 thousand and $33 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

We have one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. We also have a pre-clinical immuno-oncology program, GEN-009, focused on personalized cancer vaccines. The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We have other non-active infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. We have completed two positive clinical trials and have a third clinical trial currently underway which has also demonstrated positive interim efficacy results. Key data from those clinical trials is described below.

Phase 1/2 Trial

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this group, the viral shedding rate showed a statistically significant reduction of 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30 µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was safe and well tolerated over the 12 months of this clinical trial.

Phase 2 Dose Optimization Trial

A 310-subject Phase 2 dose optimization trial was completed in March 2016. The objective of this trial was to confirm the results of the Phase 1/2a trial and to test six combinations of proteins and adjuvant to determine the optimal dose for future trials and potentially improve on the profile of GEN-003. Subjects were randomized to one of six dosing groups of either 30μg or 60μg per protein paired with one of three adjuvant doses (25 μg, 50 μg, or 75 μg). A seventh group received placebo. Subjects received three doses of GEN-003 or placebo at 21-day intervals. Baseline viral shedding and genital lesion rates were established for each subject in a 28-day observation period prior to the commencement of dosing by collecting 56 genital swab samples (two per day), which were analyzed for the presence of HSV-2 DNA, and by recording the days on which genital lesions were present. This 28-day observation period was repeated immediately after the completion of dosing, and at six and twelve months following dosing. No maintenance doses were given. After the 28-day observation period immediately after dosing, patients in the placebo arm were rolled over across the six active dose combinations under a separate protocol. Subsequent to March 2016, we extended this clinical trial to include a separate protocol for an extension study which includes a 28-day observation period at 24 months post-dosing to evaluate the reduction versus baseline in both the viral shedding rate and the genital lesion rate.

The primary endpoint of the trial was the reduction in viral shedding rate versus baseline, a measure of anti-viral activity. A number of exploratory secondary endpoints were also studied, including, the reduction in genital lesion rates, the percent of patients who were recurrence free from lesions up to six and 12 months after dosing, and the time to first recurrence of lesions after dosing. We have already advanced the two most promising doses from this dose optimization study, the 60 µg per protein combined with either 50 or 75 µg of Matrix-M2 adjuvant ("60/50 Dose" and "60/75 Dose" respectively), into an ongoing Phase 2b efficacy trial, from which positive six-month, placebo-controlled clinical efficacy data were announced in January 2017 (see Phase 2b trial below).

The efficacy of GEN-003 at these two dose levels over the course of the Phase 2 dose optimization trial, including the extension period, is as follows:

	60/50 Dose				60/75 Dose
Endpoint	Post dose 3	6 months	12 months	24 months	Post dose 3	6 Months	12 months	24 months
n	42	38	36	21	41	39	34	25
Viral shedding rate reduction*	41% (p<0.01)	47% (p<0.0004)	66% (p<0.0001)	58% NA**	55% (p<0.006)	58% (p<0.0001)	55% (p<0.01)	69% NA**
Genital lesion rate reduction*	69% (p<0.0005)	50% (p<0.01)	65% (p<0.003)	77% NA**	60% (p<0.02)	43% (p<0.03)	47% (p<0.02)	39% NA**
% patients lesion free	68%	36%	30%	NA**	68%	30%	21%	NA**
* Mean rate reduction vs. pre-dosing baseline levels. Statistical analysis performed using a Poisson mixed effect model with empirical variance : Magaret, Amalia, "Models for HSV shedding must account for two levels of overdispersion" ((January 2016). UW Biostatistics Working Paper Series. Working Paper 410)
** Per prospectively defined clinical trial protocol, descriptive results only, no statistical testing performed.

Phase 2b Trial

In December 2015, a Phase 2b clinical trial was initiated as our first study testing potential Phase 3 endpoints with a Phase 3-ready formulation of GEN-003, manufactured with commercially-scalable processes. The trial enrolled 131 subjects that were randomized to one of three dose groups - placebo, 60/50 Dose, and 60/75 Dose. All subjects received three injections at 21-day intervals.

In September 2016, we announced positive viral shedding rate reductions from the ongoing Phase 2b study. The study achieved its primary endpoint, with GEN-003 demonstrating a statistically significant (versus placebo and baseline) 40% reduction in the viral shedding rate compared to baseline immediately after dosing in the 60/50 Dose group, using a new Phase 3-ready formulation. This result was consistent with a statistically significant (versus placebo and baseline) viral shedding rate reduction of 41% at this same dose and time point in a prior Phase 2 clinical trial. In addition, the reactogenicity profile of this dose, an indication of the strength of the immune response to GEN-003, was consistent between the trials. This same dose in the prior Phase 2 clinical trial subsequently demonstrated virologic and clinical efficacy that was durable for at least one year after dosing.

The 60/75 Dose group reduced the viral shedding rate by 27%, which is lower than the rate observed in the prior trial, and also showed a less acceptable reactogenicity profile than the prior trial. We believe that the increase in reactogenicity of this dose indicates an overstimulation of the T cell immune system leading to the reduced efficacy with this dose in this trial, as would be expected with the known bell-shaped T cell dose response curve. The likely driver of this effect is a more potent adjuvant formulation following customary manufacturing process changes to prepare for Phase 3 clinical trials and commercialization of GEN-003.

The top-line viral shedding rate reductions for all of the dose groups in the trial are summarized in the following table:

	Placebo	60/50 Dose	60/75 Dose
Viral shedding rate reduction(1)	6%	-40%	-27%
Poisson mixed effect model with Empirical Variance
p-value vs. baseline	0.76	0.03	0.16
p-value vs. placebo	NA	0.05	0.20
(1) Rate reduction vs. pre-dosing levels.

In January 2017, we announced further positive clinical results from the ongoing Phase 2b clinical trial. At six months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo across multiple clinical endpoints. The 60/50 Dose significantly reduced the median rate of genital lesions during the six months following dosing compared to placebo (52% reduction versus placebo). The median genital lesion rate is an important overall measure of disease that captures both the frequency and duration of recurrences, both of which are important to both patients and their caregivers. GEN-003 also consistently demonstrated significant benefits versus placebo across several other clinical endpoints across the dose groups as summarized in the following table:

Secondary clinical endpoint	Placebo (n=44)	60/50 Dose (n=43)	60/75 Dose (n=44)
Median genital lesion rate	5.6%	2.7%	1.9%
Mean genital lesion rate (percent of days with lesions over six months)	7.9%	4.5%	4.6%
p-value versus placebo(1)	NA	0.03	0.03
Median duration of recurrences	4.2	2.8	4.0
Mean duration of recurrences (days)	4.8	3.3	4.3
p-value versus placebo(1)	NA	0.01	0.64
Median number of recurrences over six months	2.0	1.0	1.5
Mean number of recurrences over six months	2.7	2.1	1.9
p-value versus placebo(1)	NA	0.08	0.02
Kaplan-Meier estimate of percent recurrence free after first dose	10%	29%	31%
p-value versus placebo(2)	NA	0.03	0.03
Kaplan-Meier estimate of percent recurrence free after last dose	13%	22%	36%
p-value versus placebo(2)	NA	0.17	0.02

Statistical tests pre-specified in Phase 2b clinical trial protocol as follows:
(1) Wilcoxon Rank Sum test
(2) Log rank test

The clinical efficacy data versus placebo at twelve-months post dosing and the viral shedding rate reduction data at six-months and twelve-months post dosing is expected in the middle of 2017.

GEN-003 also continues to demonstrate a safety profile appropriate for its therapeutic setting in the judgment of the trial’s independent Drug Monitoring Committee. There was no grade 4 reactogenicity or related serious adverse events and discontinuations due to adverse events were low and similarly distributed across active dose groups and placebo.

Around the end of the first quarter of 2017, we had a successful end-of-Phase 2 meeting with the FDA, the outcome of which was aligned with our previously disclosed Phase 3 design expectations. We continue to expect that GEN-003 will be Phase 3-ready in the fourth quarter of 2017. We plan to commence a clinical trial exploring the potential additive effects of GEN-003 on top of daily administration of valacyclovir in parallel with the Phase 3 program. We retain all rights to GEN-003 and if GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

Our Immuno-Oncology Program

Guided by our positive clinical results for GEN-003 received to date, and our belief in the ATLAS platform, we are focused on combining our antigen selection and vaccine development expertise with that of leading cancer innovators to unlock new targets in immuno-oncology. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancer cells. We are working to develop personalized cancer vaccines by leveraging ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We anticipate filing a personalized cancer vaccine IND application with the FDA in 2017. We are also applying the results from ATLAS, and its potential utility as a diagnostic tool, to identify patients that could benefit from checkpoint blockade therapy. Our strategy in immuno-oncology combines our own internal development programs with a focus on partnering ATLAS with other immuno-oncology applications.

Refer to Part I in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017, under the heading "Business - Our Immuno-Oncology Program" for additional details on this program, including our current collaborations.
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

Other infectious disease programs

Our other infectious disease programs include GEN-004, a potential universal Streptococcus pneumoniae, or pneumococcus, vaccine to protect against a leading cause of infectious disease mortality worldwide and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria. In October 2015, we announced that top-line results from the Phase 2a clinical trial for GEN-004 showed consistent reductions versus placebo in the pre-specified endpoints of the rate and density of upper airway colonization in a human challenge model, but that neither of the endpoints achieved statistical significance. GEN-004 was safe and well tolerated by subjects. Although we did not achieve statistical significance in this study and have suspended the development of the GEN-004 program, the consistent apparent effect gives us confidence in the vaccine concept and in future potential for GEN-004. In November 2016, we paused activities on our other early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria in order to focus all of our internal research and pre-clinical resources on our immuno-oncology investments. We believe that progress made and data generated to date in these infectious disease clinical and research programs remains valuable to the Company for the future.

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of March 31, 2017, we had received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2017, our cash and cash equivalents and investments were $48.7 million.

Since inception, we have incurred significant operating losses. Our net losses were $13.7 million and $9.8 million for the three months ended March 31, 2017 and 2016, respectively, and our accumulated deficit was $221.2 million as of March 31, 2017. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

For the three months ended March 31, 2017, we have sold 52 thousand shares under our ATM program and received $0.2 million in net proceeds after deducting commissions. There were no ATM sales for the three months ended March 31, 2016.

We believe that our cash, cash equivalents and investments at March 31, 2017 are sufficient to support our operating expenses, capital expenditure requirements, and debt obligations into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships or equity financings. This guidance assumes commencing Phase 3 trials for GEN-003 for genital herpes around the end of 2017 and filing an IND for GEN-009 for cancer by the end of the year; however it is our strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Genital herpes (GEN-003)(1)	$6,359	$3,215
Immuno-oncology program (2)	1,988	512
Other research and development (3)	1,395	3,605
Total research and development	$9,742	$7,332

_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.

(3)
Includes costs that are not specifically allocated by project, including facilities costs, depreciation expense, and other costs. In addition, costs for programs that were paused in 2016 or earlier are included in this line item.

We expect our research and development expenses will increase as we continue the manufacture of clinical materials and manage the clinical trials of, and seek regulatory approval for, GEN-003, and advance our preclinical development pipeline.

General and administrative expenses

General and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive, business development and other administrative functions. Other general and administrative expenses include facility-related costs, communication expenses and professional fees associated with corporate and intellectual property legal expenses, consulting and accounting services.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2016 related to prepaid and accrued research and development expenses and stock-based compensation. There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and March 31, 2016

	Three Months Ended March 31,		Increase
(in thousands)	2017	2016	(Decrease)
Grant revenue	$—	$235	$(235)

Operating expenses:
Research and development	9,742	7,332	2,410
General and administrative	3,634	3,924	(290)
Refund of research and development expense	—	(1,592)	(1,592)
Total operating expenses	13,376	9,664	3,712
Loss from operations	(13,376)	(9,429)	3,947
Other income and expenses:
Interest income	77	109	(32)
Interest expense	(436)	(431)	5
Total other income and expense	(359)	(322)	37
Net loss	$(13,735)	$(9,751)	$3,984

Grant revenue

We did not record any grant revenue in the three months ended March 31, 2017 as compared to $0.2 million in the three months ended March 31, 2016. The $0.2 million decrease was due to the completion of work, as of March 31, 2016, related to a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014.

Research and development expenses

Research and development expenses increased $2.4 million in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The increase was due largely to increases in compensation, consulting and professional services (approximately $1.5 million), external manufacturing (approximately $1.3 million) and office and facility costs (approximately $0.1 million), offset by decreased clinical related costs (approximately $0.5 million).

On a program basis, GEN-003 costs increased by $3.1 million for the three months ended March 31, 2017 driven by increases in headcount related expenses (approximately $1.7 million), increased external manufacturing related expenses (approximately $1.1 million) to support the Phase 3 clinical drug supply, and higher consulting and professional service costs in advance of the expected Phase 3 trials. Spending increases on GEN-009 and immuno-oncology programs (approximately $1.5 million) were more than offset by lower costs on deprioritized infectious disease programs.

General and Administrative Expenses

General and administrative expenses decreased $0.3 million in the three months ended March 31, 2017 reflecting improved operating leverage.

Refund of research and development costs

In February 2016, we recorded a gain upon receipt of $1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2011.

Interest Income

Interest income of approximately $0.1 million for the three months ended March 31, 2017 was generally consistent with the same quarter in the prior year due to rising investment yields offset by lower investment balances.

Interest Expense

Interest expense was unchanged from the same three month period in 2016. Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

Liquidity and Capital Resources

Overview

Since our inception through March 31, 2017, we have received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2017, our cash, cash equivalents and investment securities were $48.7 million, comprising cash and cash equivalents of approximately $34.2 million and current investment securities of approximately $14.5 million.

For the quarter ended March 31, 2017, we sold 52 thousand shares under our ATM program and received $239 thousand in net proceeds after deducting commissions.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $17.0 million was outstanding under the amended 2014 Term Loan at March 31, 2017.

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

We believe that our cash, cash equivalents and investments at March 31, 2017 are sufficient to support our operating expenses, capital expenditure requirements, and debt obligations into the first quarter of 2018, without assuming any receipt of proceeds from potential business development partnerships or equity financings. This guidance assumes commencing Phase 3 trials for GEN-003 for genital herpes around the end of 2017 and filing an IND for GEN-009 for cancer by the end of the year; however it is our strategy to secure additional sources of financing in advance of starting GEN-003 Phase 3 clinical trials.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(14,659)	$(10,179)
Net cash provided by investing activities	21,115	30,643
Net cash provided by financing activities	258	7
Net increase in cash and cash equivalents	$6,714	$20,471

Operating Activities

Net cash used in operations increased by approximately $4.5 million to $14.7 million for the three months ended March 31, 2017 from $10.2 million for the three months ended March 31, 2016. The increase in net cash used was due primarily to a higher net loss of approximately $4.0 million and a $0.6 million increase in our working capital accounts.

Investing Activities

Net cash provided by investing activities was $21.1 million for the three months ended March 31, 2017 compared to $30.6 million for the three months ended March 31, 2016. The $9.5 million decrease was due to a $12.0 million reduction in net proceeds from maturities and sales of investments offset by decreases in investment purchases of approximately $2.2 million and capital expenditures of $0.3 million.

Financing Activities

Net cash provided by financing activities increased $0.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to $0.2 million in net proceeds from equity offerings under the ATM in the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and investments of $48.7 million and $63.4 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of March 31, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.                  Risk Factors

There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: May 5, 2017	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2017	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)