Form 10-Q
period 2017-06-30
GENOCEA BIOSCIENCES, INC.
filed 2017-08-09
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 8, 2017, there were 28,673,075 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$35,225	$27,424
Investments, current portion	—	35,938
Prepaid expenses and other current assets	1,726	926
Total current assets	36,951	64,288
Property and equipment, net	4,909	4,871
Restricted cash	316	316
Other non-current assets	436	421
Total assets	$42,612	$69,896

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,463	$3,043
Accrued expenses and other current liabilities	3,584	4,178
Current portion of long-term debt	6,419	3,149
Total current liabilities	12,466	10,370
Non-current liabilities:
Long-term debt	10,795	13,809
Other non-current liabilities	144	176
Total liabilities	23,405	24,355
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock	29	28
Additional paid-in-capital	255,771	252,996
Accumulated deficit	(236,593)	(207,483)
Total stockholders’ equity	19,207	45,541
Total liabilities and stockholders’ equity	$42,612	$69,896

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Grant revenue	$—	$—	$—	$235

Operating expenses:
Research and development	11,427	6,678	21,169	14,010
General and administrative	3,571	4,026	7,205	7,950
Refund of research and development expense	—	—	—	(1,592)
Total operating expenses	14,998	10,704	28,374	20,368
Loss from operations	(14,998)	(10,704)	(28,374)	(20,133)
Other income and expense:
Interest income	71	111	148	220
Interest expense	(448)	(430)	(884)	(861)
Total other income and expense	(377)	(319)	(736)	(641)
Net loss	$(15,375)	$(11,023)	$(29,110)	$(20,774)

Other comprehensive loss:
Unrealized gain on available-for-sale securities	3	17	—	24
Comprehensive loss	$(15,372)	$(11,006)	$(29,110)	$(20,750)
Net loss per share - basic and diluted	$(0.54)	$(0.39)	$(1.02)	$(0.74)
Weighted-average number of common shares used in computing net loss per share	28,541	28,276	28,519	28,214

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(29,110)	$(20,774)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	878	828
Stock-based compensation	2,175	1,994
Non-cash interest expense	256	233
Changes in operating assets and liabilities	(2,199)	(2,138)
Net cash used in operating activities	(28,000)	(19,857)
Investing activities
Purchases of property and equipment	(735)	(1,565)
Proceeds from maturities of investments	36,089	40,258
Purchases of investments	(153)	(18,787)
Net cash provided by investing activities	35,201	19,906
Financing activities
Proceeds from equity offerings, net of issuance costs	246	815
Proceeds from exercise of stock options	204	30
Proceeds from the issuance of common stock under ESPP	150	112
Net cash provided by financing activities	600	957
Net increase in cash and cash equivalents	$7,801	$1,006
Cash and cash equivalents at beginning of period	27,424	17,259
Cash and cash equivalents at end of period	$35,225	$18,265
Supplemental cash flow information
Cash paid for interest	$620	$316
Property and equipment included in accounts payable and accrued expenses	$181	$57

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

The Company has one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. The Company also has a pre-clinical immuno-oncology program, GEN-009, focused on personalized cancer vaccines. The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens that are often found in tumor cells that have not been previously recognized by the immune system. We have other oncology-focused ATLAS research programs focused on Epstein-Barr Virus, or EBV, related cancers and the development of cancer vaccines targeting tumor-associated antigens. We have other non-active infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

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

Liquidity

As of June 30, 2017, the Company had an accumulated deficit of approximately $236.6 million. The Company had cash and cash equivalents of $35.2 million at June 30, 2017, which it believes is not sufficient to fund the Company’s current operating plan for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company expects to seek additional funds through equity or debt financings. It may be unable to obtain equity or debt financings and, if necessary, the Company will be required to implement cost reduction strategies, including ceasing development of GEN-003. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016.

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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income or Interest expense, respectively. There were no realized gains or losses recognized for the six months ended June 30, 2017 and 2016.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

For the six months ended June 30, 2017, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the six months ended June 30, 2017.

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

3. Cash, cash equivalents and investments

As of June 30, 2017, cash and cash equivalents comprised of funds in depository and money market accounts. As of December 31, 2016, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, and FDIC-insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Money market funds, included in cash equivalents	$34,504	$34,504	$—	$—
Total	$34,504	$34,504	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$25,602	$25,602	$—	$—
Certificates of deposit, included in cash equivalents	992	—	992	—
Investments - U.S. treasuries	16,508	16,508	—	—
Investments - certificates of deposit	19,429	—	19,429	—
Total	$62,531	$42,110	$20,421	$—

Marketable securities included in cash equivalents and investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2017 and December 31, 2016.

Marketable securities at December 31, 2016 consisted of the following (in thousands):

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

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits it to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $17.0 million was outstanding under the amended 2014 Term Loan at June 30, 2017.

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
The Company incurred $0.3 million in debt financing costs related to the First Amendment, which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $0.1 million of financing costs and also reimbursed Hercules $0.2 million for debt financing costs, which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt and the increase in the amount of End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At June 30, 2017, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of both June 30, 2017 and December 31, 2016, the Company had outstanding borrowings under the 2014 Term Loan of $17.0 million. Interest expense related to the 2014 Term Loan was $0.4 million and $0.9 million for the three and six months ended June 30, 2017 and 2016, respectively.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

June 30, 2017
2017	$3,149
2018	6,659
2019	8,034
Total	$17,842

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

The combined minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

June 30, 2017
2017	$791
2018	1,607
2019	1,637
2020	274
Total	$4,309

At June 30, 2017 and December 31, 2016, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. This grant provided for the continued expansion of the Company’s malaria antigen library to aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. Activities, and the related grant revenue, were completed under this grant by March 2016.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the partial prepayment of manufacturing fees to reserve manufacturing slots in the production timeframe. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials for GEN-003. The Company incurred expenses under the agreement of $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively. The Company incurred expenses under the agreement of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively.

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

6. Equity and net loss per share

At June 30, 2017, the Company authorized 175,000,000 shares of common stock at $0.001 par value per share. As of June 30, 2017, 28,624,126 shares of common stock were issued and outstanding. At December 31, 2016, 28,446,461 shares of common stock were issued and 28,444,520 shares of common stock were outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three and six-month periods ended June 30, 2017 and 2016, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

As of June 30, 2017 and December 31, 2016, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represented warrants to purchase Common Stock issued in periods prior to the Company's initial public offering ("IPO").

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2017	2016
Stock options	4,717	3,754
Restricted stock units	40	—
Warrants	78	78
Total	4,837	3,834

Restricted stock

During 2013, a Company director exercised stock options and received 31,092 shares of common stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreement, shares of common stock issued were subject to a vesting schedule and unvested shares were subject to repurchase by the Company. Vesting occurred periodically at specified time intervals and specified percentages. As of June 30, 2017, all shares of common stock were fully vested.

In May 2017, the Company granted an officer 47,620 units of Restricted Stock ("RSUs") in accordance with the 2014 Equity Incentive Plan and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 units vested immediately, and another 23,810 units will vest on the eighteen month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 units are performance awards that vest upon the completion of a material financing event on or before September 30, 2017. As of June 30, 2017, 39,683 units remain unvested.

7. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted and restricted stock awards to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$351	$343	$738	$806
General and administrative	803	588	1,437	1,188
Total	$1,154	$931	$2,175	$1,994

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,807	$5.94	5.94	$2,441
Granted	1,390	$4.77
Exercised	(75)	$2.71
Canceled	(405)	$5.72
Outstanding at June 30, 2017	4,717	$5.66	7.71	$5,153
Exercisable at June 30, 2017	2,233	$6.22	6.4	$3,001
Vested or expected to vest at June 30, 2017	4,717	$5.66	7.71	$5,153

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and six months ended June 30, 2017, and accordingly did not recognize stock-based compensation expense for these periods. As of June 30, 2017, there are 72,209 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. As of June 30, 2017, 30,741 shares remain for future issuance under the plan. The Company incurred stock-based compensation expense related to the 2014 ESPP of $38 thousand and $76 thousand for the three and six months ended June 30, 2017, respectively, and $31 thousand and $64 thousand for the three and six months ended June 30, 2016, respectively.

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

We have one product candidate in active Phase 2 clinical development, GEN-003, an immunotherapy for the treatment of genital herpes. We also have a pre-clinical immuno-oncology program, GEN-009, focused on personalized cancer vaccines. The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We have other oncology-focused ATLAS research programs focused on Epstein-Barr Virus, or EBV, related cancers and the development of cancer vaccines targeting tumor-associated antigens. We have other non-active infectious disease programs, including GEN-004, a Phase 2-ready universal vaccine for the prevention of pneumococcal infections, and early stage programs focused on genital herpes prophylaxis, chlamydia, and malaria.

GEN-003 — Phase 2 immunotherapy for genital herpes

Our lead program is GEN-003, a Phase 2 candidate therapeutic vaccine, or immunotherapy, that we are developing to treat genital herpes infections. We have completed three positive clinical trials for which key data from those clinical trials is described below.

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

The primary endpoint of the trial was the reduction in viral shedding rate versus baseline, a measure of anti-viral activity. A number of exploratory secondary endpoints were also studied, including, the reduction in genital lesion rates, the percent of patients who were recurrence free from lesions up to six and 12 months after dosing, and the time to first recurrence of lesions after dosing. We advanced the two most promising doses from this dose optimization study, the 60 µg per protein combined with either

50 or 75 µg of Matrix-M2 adjuvant ("60/50 Dose" and "60/75 Dose" respectively), into a Phase 2b efficacy trial for which positive twelve-month, placebo-controlled clinical efficacy data was announced in July 2017 (see Phase 2b trial below).

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

Endpoint	60/50 (n=43)	60/75 (n=44)	Placebo (n=44)
Number of subjects contributing clinical data	43	44	44
Median genital lesion rate (percent of days with lesions over 6 months)	2.7%	1.9%	5.6%
Percent reduction versus placebo	(52)%	(66)%	NA
p-value versus placebo(1)	0.03	0.03	NA
Mean genital lesion rate	4.5%	4.6%	7.9%
Median number of recurrences over 6 months	1.0	1.5	2.0
Percent reduction versus placebo	(50)%	(25)%	NA
p-value versus placebo(1)	0.08	0.02	NA
Mean number of recurrences over 6 months	2.1	1.9	2.7
Median duration of recurrences (days)	2.8	4.0	4.2
Percent reduction versus placebo	(33)%	(5)%	NA
p-value versus placebo(1)	0.01	0.64	NA
Mean duration of recurrences (days)	3.3	4.3	4.8
Kaplan-Meier estimate of percent recurrence free 6 months after first dose	29%	31%	10%
p-value versus placebo(2)	0.03	0.03	NA
Kaplan-Meier estimate of percent recurrence free 6 months after last dose	22%	36%	13%
p-value versus placebo(2)	0.17	0.02	NA

Statistical tests pre-specified in Phase 2b clinical trial protocol as follows:
(1) Wilcoxon Rank Sum test
(2) Log rank test

In July 2017, we announced positive clinical results from the Phase 2b trial. At twelve months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo in both the median genital lesion rate and across multiple clinical endpoints. Importantly, these results were achieved at the Phase 3 dose and expected Phase 3 primary endpoint. A summary of the twelve-month clinical results for the primary and secondary endpoint is as follows:

Endpoint	60/50 (n=43)	60/75 (n=44)	Placebo (n=44)
Number of subjects contributing clinical data	43	44	44
Median genital lesion rate at baseline*	5.2%	4.4%	10.1%
Mean genital lesion rate at baseline*	10.7%	10.4%	12.0%
Median genital lesion rate (percent of days with lesions over 12 months)	2.3%	2.8%	4.5%
Percent reduction versus placebo	(49)%	(37)%	NA
p-value versus placebo(1)	0.01	0.08	NA
Mean genital lesion rate	3.6%	4.7%	7.3%
Median number of recurrences over 12 months	1.5	2.0	4.0
Percent reduction versus placebo	(63)%	(50)%	NA
p-value versus placebo(1)	0.01	0.07	NA
Mean number of recurrences over 12 months	2.7	3.2	4.4
Median duration of recurrences (days)	2.7	4.0	3.6
Percent reduction versus placebo	-25%	11%	NA
p-value versus placebo(1)	0.02	0.92	NA
Mean duration of recurrences (days)	3.2	4.4	4.8
Kaplan-Meier estimate of percent recurrence free 12 months after first dose	20%	16%	7%
p-value versus placebo(2)	0.04	0.07	NA
Kaplan-Meier estimate of percent recurrence free 12 months after last dose	20%	17%	8%
p-value versus placebo(2)	0.12	0.05	NA
Number of subjects contributing shedding data	30	32	31
Viral Shedding Rate Reduction from Baseline at 12 months	(42)%	(39)%	(52)%
p-value versus baseline(3)	0.02	0.07	0.03
p-value versus placebo(3)	0.67	0.61	NA

*
Baseline measurements reflect percent of days with genital lesions captured over a period of only 59-68 days prior to the commencement of dosing. Baseline rates will not be captured or used in the calculation of any of the endpoints in our planned Phase 3 trials where post-treatment comparisons are the approvable standard.

Statistical tests pre-specified in Phase 2b trial protocol as follows:

(1)	Wilcoxon Rank Sum test

(2)	Log rank test

(3)	Poisson mixed effect model with empirical variance
NS = p>0.05
We believe the variability in the shedding data observed at the 28-day observation period twelve months after dosing in this Phase 2b trial is a consequence of the sporadic nature of shedding and the small number of subjects who provided data in this Phase 2b trial. Viral shedding will be a secondary endpoint in our planned Phase 3 trial. In our planned Phase 3 trial, we expect to have a much larger sample size from the hundreds of patients from whom we plan to collect viral shedding samples, and we believe that this larger sample size may lead to greater differentiation in viral shedding in GEN-003 subjects versus placebo.
GEN-003 also continues to demonstrate a safety profile appropriate for its therapeutic setting in the judgment of the trial’s independent Drug Monitoring Committee. There was no grade 4 reactogenicity or related serious adverse events, and discontinuations due to adverse events were low and similarly distributed across active dose groups and placebo.
Around the end of the first quarter of 2017, we had a successful end-of-Phase 2 meeting with the U.S Food and Drug Administration or FDA, the outcome of which was aligned with our previously disclosed Phase 3 design expectations. We are currently exploring various avenues to secure capital to advance GEN-003 into Phase 3 trials and we do not intend to commence Phase 3 development of GEN-003 until we have secured such capital. In the event that we secure such capital, we expect to commence two Phase 3 clinical trials, one exploring the potential additive effects of GEN-003 on top of daily administration of valacyclovir and the other being a 600-patient placebo-controlled efficacy trial. We retain all rights to GEN-003 and if GEN-003 successfully completes clinical development and is approved, we believe it would represent an important new treatment option for patients with genital herpes.

Our Immuno-Oncology Program
We are also focused on combining our antigen selection and vaccine development expertise with that of leading cancer innovators to unlock new targets in immuno-oncology. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancer cells. We are working to develop personalized cancer vaccines by leveraging ATLAS to identify patient neoantigens that are associated with that individual’s tumor. We anticipate filing a personalized cancer vaccine investigational new drug, or IND, application for our GEN-009 program with the FDA in the fourth quarter of 2017. We are also using ATLAS to develop general cancer vaccines targeting tumor-associated, or shared, antigens. Our strategy in immuno-oncology combines our own internal development programs with a focus on partnering ATLAS with other immuno-oncology applications.
Refer to Part I in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017, under the heading "Business - Our Immuno-Oncology Program" for additional details on this program, including our current collaborations.
In November 2015, we commenced a new program focused on EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV, given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family, in which we have deep experience through our development of GEN-003. We are currently conducting ATLAS screens for EBV and plan to select antigen candidates for further study in 2017.
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
Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of June 30, 2017, we had received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2017, our cash and cash equivalents were $35.2 million.

Since inception, we have incurred significant operating losses. Our net losses were $15.4 million and $29.1 million for the three and six months ended June 30, 2017, respectively, and our accumulated deficit was $236.6 million as of June 30, 2017. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

For the six months ended June 30, 2017, we sold 52 thousand shares under our ATM program and received $0.2 million in net proceeds after deducting commissions. For the six months ended June 30, 2016, we sold 136 thousand shares under our ATM program and received $0.8 million in net proceeds after deducting commissions.

We expect that our existing cash and cash equivalents are sufficient to support operating expenses and capital expenditure requirements into 2018. We are currently exploring various avenues to secure capital to advance GEN-003 into Phase 3 trials and we do not intend to commence Phase 3 development of GEN-003 until we have secured such capital. In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs then we will review our remaining strategic alternatives to maximize shareholder value including, but not limited to, focusing resources on our immuno-oncology program and exploring a potential sale of the company or assets.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Genital herpes (GEN-003)(1)	$6,987	$3,145	$13,346	$6,360
Immuno-oncology program (2)	3,493	656	5,481	1,168
Other research and development (3)	947	2,877	2,342	6,482
Total research and development	$11,427	$6,678	$21,169	$14,010
_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.

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

Refund of research and development expenses

The refund of research and development expenses recorded in the six months ended June 30, 2016 related to a one-time payment received in February 2016 from Novavax pursuant to contractual obligations under the Novavax Agreement that existed to refund research and development expenses paid to Novavax between 2009 and 2012.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and June 30, 2016

	Three Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)
Grant revenue	$—	$—	$—

Operating expenses:
Research and development	11,427	6,678	4,749
General and administrative	3,571	4,026	(455)
Total operating expenses	14,998	10,704	4,294
Loss from operations	(14,998)	(10,704)	4,294
Other income and expenses:
Interest income	71	111	(40)
Interest expense	(448)	(430)	18
Total other income and expense	(377)	(319)	58
Net loss	$(15,375)	$(11,023)	$4,352

Research and development expenses

Research and development ("R&D") expenses increased $4.7 million in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  Higher R&D spending was due largely to increases in external manufacturing and research related costs (approximately $2.8 million), compensation, consulting and professional services (approximately $1.4 million), and clinical costs (approximately $0.4 million).

On a program basis, GEN-003 costs increased by $3.8 million for the three months ended June 30, 2017 driven by increased external manufacturing related expenses (approximately $2.1 million) and increases in compensation, consulting and professional services (approximately $1.7 million) to support both the Phase 3 clinical drug supply and clinical planning activities in advance of the planned Phase 3 trials. Spending increases on GEN-009 and immuno-oncology programs (approximately $2.8 million) were driven primarily by increased manufacturing and compensation, consulting and professional services in anticipation of an IND filing in 2017. Increased spending on these programs were offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses decreased $0.5 million in the three months ended June 30, 2017 reflecting lower depreciation costs and lower consulting and professional services costs.

Interest Income

Interest income of approximately $0.1 million for the three months ended June 30, 2017 was generally consistent with the same quarter in the prior year due to rising investment yields offset by lower invested balances.

Interest Expense

Interest expense was unchanged from the same three month period in 2016. Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

Comparison of the Six Months Ended June 30, 2017 and June 30, 2016

	Six Months Ended June 30,		Increase
(in thousands)	2017	2016	(Decrease)
Grant revenue	$—	$235	$(235)

Operating expenses:
Research and development	21,169	14,010	7,159
General and administrative	7,205	7,950	(745)
Refund of research and development expense	—	(1,592)	(1,592)
Total operating expenses	28,374	20,368	8,006
Loss from operations	(28,374)	(20,133)	8,241
Other income and expenses:
Interest income	148	220	(72)
Interest expense	(884)	(861)	23
Total other income and expense	(736)	(641)	95
Net loss	$(29,110)	$(20,774)	$8,336

Grant revenue

We did not record any grant revenue in the six months ended June 30, 2017 as compared to $0.2 million in the six months ended June 30, 2016. The $0.2 million decrease was due to the completion of work, as of March 31, 2016, related to a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014.

Research and development expenses

Research and development expenses increased $7.2 million in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Higher research and development spending was due largely to increases in external manufacturing and research related costs (approximately $3.8 million), compensation, consulting and professional services (approximately $2.9 million), and office and facility costs (approximately $0.2 million). The remaining increases, all insignificant by spending category, are attributable to the overall growth of the research and development function.

On a program basis, GEN-003 costs increased by $7.0 million for the six months ended June 30, 2017 driven by increased external manufacturing related expenses (approximately $3.2 million) to support the Phase 3 clinical drug supply and increases in headcount and consulting and professional service costs (approximately $3.9 million) in advance of the planned Phase 3 trials. Spending increases on GEN-009 and immuno-oncology programs (approximately $4.3 million) were driven primarily by increased manufacturing and compensation, consulting and professional services in anticipation of an IND filing in 2017. Increased spending on these programs were offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses decreased $0.7 million in the six months ended June 30, 2017 reflecting lower depreciation costs, lower consulting and professional services costs along with improved operating leverage.

Refund of research and development costs

In February 2016, we recorded a gain upon receipt of $1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2012.

Interest Income

Interest income decreased approximately $0.1 million for the six months ended June 30, 2017 due to lower invested balances due to working capital needs to fund operations.

Interest Expense

Interest expense was unchanged from the same six month period in 2016. Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

Liquidity and Capital Resources

Overview

Since our inception through June 30, 2017, we have received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2017, our cash and cash equivalents were $35.2 million.

For the six months ended June 30, 2017, we sold 52 thousand shares under our ATM program and received $239 thousand in net proceeds after deducting commissions.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $17.0 million was outstanding under the amended 2014 Term Loan at June 30, 2017.

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

We expect that our existing cash and cash equivalents, are sufficient to support our operating expenses and capital expenditure requirements into 2018. We are currently exploring various avenues to secure capital to advance GEN-003 into Phase 3 trials and we do not intend to commence Phase 3 development of GEN-003 until we have secured such capital. In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs then we will review our remaining strategic alternatives to maximize shareholder value including, but not limited to, focusing resources on our immuno-oncology program and exploring a potential sale of the company or our assets.

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

We expect that we will need to obtain substantial additional funding in order to commercialize GEN-003 and our other product candidates in order to receive regulatory approval. To the extent that we raise additional capital through the sale of Common Stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development or commercialization of GEN-003 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to GEN-003 or our other product candidates that we otherwise would seek to develop or commercialize ourselves. We are currently exploring various avenues to secure capital to advance GEN-003 into Phase 3 trials and we do not intend to commence Phase 3 development of GEN-003 unless we are able to secure such capital.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(28,000)	$(19,857)
Net cash provided by investing activities	35,201	19,906
Net cash provided by financing activities	600	957
Net increase in cash and cash equivalents	$7,801	$1,006

Operating Activities

Net cash used in operations increased by approximately $8.1 million to $28.0 million for the six months ended June 30, 2017 from $19.9 million for the six months ended June 30, 2016. The increase in net cash used was due primarily to a higher net loss of approximately $8.3 million offset by slightly higher stock-based compensation and depreciation and amortization expense.

Investing Activities

Net cash provided by investing activities was $35.2 million for the six months ended June 30, 2017 compared to $19.9 million for the six months ended June 30, 2016 as proceeds from maturities of investments were used to fund operations as compared to being reinvested over the same period in the prior year. Specifically, decreases in both investment purchases of approximately $18.6 million and capital expenditures of $0.8 million were partially offset by a $4.2 million reduction in net proceeds from maturities and sales of investments.

Financing Activities

Net cash provided by financing activities decreased $0.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due mainly to lower net proceeds from equity offerings under the ATM.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash and cash equivalents of $35.2 million compared to cash, cash equivalents and investments of $63.4 million at December 31, 2016, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of June 30, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 1A.                  Risk Factors

You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Item 1A. (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as supplemented or updated by the risk factors described below.  The updates to our risk factors below under the heading “Risks Related to Our Financial Position and Need for Additional Capital” update the corresponding risk factor contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

We require additional financing to execute our operating plan and continue to operate as a going concern.

Our unaudited condensed consolidated financial statements for the quarter ended June 30, 2017 have been prepared assuming we will continue to operate as a going concern, but we believe that our continuing operating losses raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans and grant awards from financial institutions and/or government agencies where possible or entering into partnership arrangements. Our continued net operating losses increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to obtain sufficient capital from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities, including discontinuing development of GEN-003, or we may not be able to continue as a going concern.

There have been no additional material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: August 9, 2017	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)