Form 10-Q
period 2017-09-30
GENOCEA BIOSCIENCES, INC.
filed 2017-11-03
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2017, there were 28,704,164 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•
our estimates regarding the timing and amount of funds we require to file our investigational new drug ("IND") application and initiate clinical trials for GEN-009 and to continue our investments in immuno-oncology;

•	our estimate for when we will require additional funding;

•	our plans to commercialize GEN-009 and our other product candidates;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$21,983	$27,424
Investments, current portion	—	35,938
Prepaid expenses and other current assets	1,309	926
Total current assets	23,292	64,288
Property and equipment, net	4,000	4,871
Restricted cash	316	316
Other non-current assets	436	421
Total assets	$28,044	$69,896

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,129	$3,043
Accrued expenses and other current liabilities	6,321	4,178
Current portion of long-term debt	6,538	3,149
Total current liabilities	14,988	10,370
Non-current liabilities:
Long-term debt	9,244	13,809
Other non-current liabilities	126	176
Total liabilities	24,358	24,355
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock	29	28
Additional paid-in-capital	257,118	252,996
Accumulated deficit	(253,461)	(207,483)
Total stockholders’ equity	3,686	45,541
Total liabilities and stockholders’ equity	$28,044	$69,896

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Grant revenue	$—	$—	$—	$235

Operating expenses:
Research and development	10,155	8,811	31,324	22,821
General and administrative	3,750	3,619	10,955	11,569
Restructuring costs	2,591	—	2,591	—
Refund of research and development expense	—	—	—	(1,592)
Total operating expenses	16,496	12,430	44,870	32,798
Loss from operations	(16,496)	(12,430)	(44,870)	(32,563)
Other income and expense:
Interest income	63	103	211	323
Interest expense	(435)	(438)	(1,319)	(1,299)
Total other income and expense	(372)	(335)	(1,108)	(976)
Net loss	$(16,868)	$(12,765)	$(45,978)	$(33,539)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	—	(9)	—	15
Comprehensive loss	$(16,868)	$(12,774)	$(45,978)	$(33,524)
Net loss per share - basic and diluted	$(0.59)	$(0.45)	$(1.61)	$(1.18)
Weighted-average number of common shares used in computing net loss per share	28,666	28,370	28,568	28,267

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(45,978)	$(33,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,234	1,309
Stock-based compensation	3,268	3,113
Non-cash interest expense	383	356
Asset impairment	1,001	—
Changes in operating assets and liabilities	667	(1,342)
Net cash used in operating activities	(39,425)	(30,103)
Investing activities
Purchases of property and equipment	(1,248)	(1,968)
Proceeds from maturities of investments	36,089	58,891
Purchases of investments	(153)	(18,755)
Net cash provided by investing activities	34,688	38,168
Financing activities
Proceeds from equity offerings, net of issuance costs	246	815
Repayment of long-term debt	(1,559)	—
Proceeds from exercise of stock options	459	166
Proceeds from the issuance of common stock under ESPP	150	112
Net cash (used in) provided by financing activities	(704)	1,093
Net (decrease) increase in cash and cash equivalents	$(5,441)	$9,158
Cash and cash equivalents at beginning of period	27,424	17,259
Cash and cash equivalents at end of period	$21,983	$26,417
Supplemental cash flow information
Cash paid for interest	$922	$943
Property and equipment included in accounts payable and accrued expenses	$33	$293

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer vaccines through its AnTigen Lead Acquisition System ("ATLASTM") proprietary discovery platform. The ATLAS platform is designed to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. The Company believes that using ATLAS to identify neoantigens and antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines.

In September 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines. Currently, all of the Company’s research programs and product candidates in active development are at the preclinical stage. The Company's most advanced program in active development is its preclinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine. The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. The Company is also exploring partnering opportunities in the development of cancer vaccines targeting tumor-associated antigens and a vaccine targeting cancers caused by Epstein-Barr Virus ("EBV").

The Company has one Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, the Company announced it was exploring strategic alternatives for GEN-003. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other preclinical stage companies, including dependence on key individuals, competition from other companies, the need and related uncertainty associated with the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including the uncertainty of success of its preclinical and clinical trials, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third parties, product liability, and dependence on key individuals. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

Liquidity

As of September 30, 2017, the Company had an accumulated deficit of approximately $253.5 million. The Company had cash and cash equivalents of $22.0 million at September 30, 2017, which it believes is not sufficient to fund the Company’s current operating plan for at least the next twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company expects to seek additional funds through equity or debt financings or proceeds from business development. It may be unable to obtain funds from equity or debt financings or proceeds from business development and, if necessary, the Company will be required to implement further cost reduction strategies, including ceasing development of GEN-009 and all corporate activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016.

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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income or Interest expense, respectively. There were no realized gains or losses recognized for the nine months ended September 30, 2017 and 2016.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments (Note 3). The Company is also required to disclose the fair value of financial instruments not carried at fair value. The fair value of the Company’s debt (Note 5) is determined using current applicable rates for similar instruments as of the balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s debt approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company’s debt is considered a Level 3 liability within the fair value hierarchy.

For the nine months ended September 30, 2017, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2017.

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

The Company does not currently have and has never had any contracts that are within the scope of ASC 606 or its predecessor guidance, ASC 605 Revenue Recognition. The Company will evaluate the ASC 606 accounting considerations when it has a contract that is within its scope.

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

3. Cash, cash equivalents and investments

As of September 30, 2017, cash and cash equivalents comprised of funds in depository and money market accounts. As of December 31, 2016, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, and FDIC-insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Money market funds, included in cash equivalents	$21,282	$21,282	$—	$—
Total	$21,282	$21,282	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$25,602	$25,602	$—	$—
Certificates of deposit, included in cash equivalents	992	—	992	—
Investments - U.S. treasuries	16,508	16,508	—	—
Investments - certificates of deposit	19,429	—	19,429	—
Total	$62,531	$42,110	$20,421	$—

Cash equivalents and investments have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2017 and December 31, 2016.

Cash equivalents and investments at December 31, 2016 consisted of the following (in thousands):

	Contractual Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasuries	31-181 days	$16,508	$—	$—	$16,508
Certificates of deposit	4-180 days	20,421	—	—	20,421
Total		$36,929	$—	$—	$36,929

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Research and development costs	$2,670	$1,239
Payroll and employee-related costs	2,626	2,090
Other current liabilities	1,025	849
Total	$6,321	$4,178

5.  Long-term debt

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

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits it to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $15.4 million was outstanding under the amended 2014 Term Loan at September 30, 2017.

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

The 2014 Term Loan is automatically redeemable upon a change in control. The Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date including any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment including the End of Term Charge and the applicable Prepayment Charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at September 30, 2017.

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
The Company incurred $0.3 million in debt financing costs related to the First Amendment, which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $0.1 million of financing costs and also reimbursed Hercules $0.2 million for debt financing costs, which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt and the increase in the amount of End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At September 30, 2017, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of September 30, 2017 and December 31, 2016, the Company had outstanding borrowings under the 2014 Term Loan of $15.4 million and $17.0 million, respectively. Interest expense related to the 2014 Term Loan was $0.4 million and $1.3 million for the three and nine months ended September 30, 2017 and 2016, respectively.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

September 30, 2017
2017	$1,590
2018	6,659
2019	8,034
Total	$16,283

6. Commitments and contingencies

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

The combined minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

September 30, 2017
2017	$396
2018	1,607
2019	1,637
2020	274
Total	$3,914

At September 30, 2017 and December 31, 2016, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

The Company relies on research institutions, contract research organizations ("CROs"), clinical investigators as well as clinical and commercial material manufacturers of our product candidates. Under the terms of these agreements, the Company is obligated to make milestone payments upon the achievement of manufacturing or clinical milestones defined in the contracts. In some cases, monthly service fees for project management services are charged over the duration of the arrangement. In addition, clinical and manufacturing contracts generally require reimbursement to suppliers for certain set-up, production, travel, and other related costs as they are incurred. In some manufacturing contracts, the Company also may be responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe. Generally, the Company is liable for actual effort expended by these organizations at any point in time during the contract through the notice period. To the extent amounts paid to a supplier exceed the actual efforts expended, the Company records a prepaid asset, and to the extent actual efforts expended exceed amounts billed or billable under a contract, an accrual for the estimate of services rendered is recorded.

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company is obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company is responsible for the partial prepayment of manufacturing fees to reserve manufacturing slots in the production timeframe. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials for GEN-003. In September 2017, the Company notified Fujifilm to cease all manufacturing activities of antigens for GEN-003. Amounts recorded as of September 30, 2017 represent all liabilities for services completed or in process prior to the cancellation date, charges for terminating the contract within a certain timeframe of expected manufacture activities, and materials purchased which cannot be re-used or re-purposed by Fujifilm.

The Company incurred expenses under the agreement of $1.2 million and $3.4 million for the three and nine months ended September 30, 2017, respectively. The Company incurred expenses under the agreement of $0.5 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.

Litigation

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, naming Genocea Biosciences, Inc., Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017 and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint seeks unspecified damages and costs. The Company intends to vigorously defend itself against this action. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

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

7. Equity and net loss per share

At September 30, 2017, the Company authorized 175,000,000 shares of common stock at $0.001 par value per share. As of September 30, 2017, 28,704,164 shares of common stock were issued and outstanding. At December 31, 2016, 28,446,461 shares of common stock were issued and 28,444,520 shares of common stock were outstanding.

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three and nine-month periods ended September 30, 2017 and 2016, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

As of September 30, 2017 and December 31, 2016, the Company had warrants outstanding that represent the right to acquire 77,603 shares of Common Stock, of which 73,725 represented warrants issued to Hercules and 3,878 represented warrants to purchase Common Stock issued in periods prior to the Company's initial public offering ("IPO").

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2017	2016
Stock options	4,400	3,794
Restricted stock units	24	—
Warrants	78	78
Outstanding ESPP	31	21
Total	4,533	3,893

Restricted stock

During 2013, a Company director exercised stock options and received 31,092 shares of common stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreement, shares of common stock issued were subject to a vesting schedule and unvested shares were subject to repurchase by the Company. Vesting occurred periodically at specified time intervals and specified percentages. As of September 30, 2017, all shares of common stock were fully vested.

In May 2017, the Company granted an officer 47,620 units of Restricted Stock ("RSUs") in accordance with the 2014 Equity Incentive Plan and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 units of RSUs vested immediately, and another 23,810 units of RSUs will vest on the eighteen month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 units of RSUs, which contained a performance condition of completing a material financing event on or before September 30, 2017, were canceled as the performance criterion was not achieved. As of September 30, 2017, 23,810 units of RSUs remain unvested.

8. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options granted and restricted stock awards to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$322	$428	$1,060	$1,234
General and administrative	771	691	2,208	1,879
Total	$1,093	$1,119	$3,268	$3,113

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,807	$5.94	5.94	$2,441
Granted	1,455	$4.78
Exercised	(155)	$2.95
Canceled	(707)	$5.80
Outstanding at September 30, 2017	4,400	$5.68	7.06	$—
Exercisable at September 30, 2017	2,357	$6.26	5.88	$—
Vested or expected to vest at September 30, 2017	4,400	$5.68	7.06	$—

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and nine months ended September 30, 2017, and accordingly did not recognize stock-based compensation expense for these periods. As of September 30, 2017, there are 56,336 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. As of September 30, 2017, 30,741 shares remain for future issuance under the plan. The Company incurred stock-based compensation expense related to the 2014 ESPP of $23 thousand and $99 thousand for the three and nine months ended September 30, 2017, respectively, and $45 thousand and $110 thousand for the three and nine months ended September 30, 2016, respectively.

9. Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. The Company also announced that it is exploring strategic alternatives for GEN-003, its Phase 3-ready investigational immunotherapy for the treatment of genital herpes. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent as of the quarter ended September 30, 2017. Pursuant to ASC 420, Exit or Disposal Cost Obligations, charges for employee severance, employee benefits, and contract terminations were recorded for the three months ended September 30, 2017. Asset impairment charges, pursuant to ASC 360, Property, Plant, and Equipment, were also recorded for the three months ended September 30, 2017 and primarily related to fixed assets specific to GEN-003 research and development activities.

The following table summarizes the impact of the September 2017 restructuring activities for the three and nine months ended September 30, 2017, along with the current liability recorded in the balance sheet as of September 30, 2017 (in thousands):

	Charges incurred during the nine months ended September 30, 2017	Amount paid through September 30, 2017	Less non-cash charges during the nine months ended September 30, 2017	Amount accrued at September 30, 2017
Employee severance, benefits and related costs	$1,064	$—	$—	$1,064
Contract terminations	526	—	—	526
Asset impairments	1,001	—	1,001	—
Total	$2,591	$—	$1,001	$1,590

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer vaccines through our AnTigen Lead Acquisition System ATLAS proprietary discovery platform. The ATLAS platform is designed to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. We believe that using ATLAS to identify neoantigens and antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines.

In September 2017, we announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. Currently, all of our research programs and product candidates in active development are at the preclinical stage. Our most advanced program in active development is our preclinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine. The GEN-009 program leverages ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We are also exploring partnering opportunities in the development of cancer vaccines targeting tumor-associated antigens and a vaccine targeting cancers caused by EBV.

We have one Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, we announced that we are exploring strategic alternatives for GEN-003. Consequently, substantially all GEN-003 spending and activities were ceased and we reduced our workforce by approximately 40 percent.

Our Immuno-Oncology Program
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
Neoantigens are personalized tumor mutations that are seen as "foreign" by an individual's immune system. Data published in recent years have indicated that an individual's response to neoantigens drives checkpoint inhibitor efficacy and that it is possible to vaccinate an individual against their own neoantigens. Genocea’s lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate designed to direct a patient's immune system to attack their tumor. GEN-009's neoantigen peptides are identified by Genocea's proprietary ATLAS platform, which recalls a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor. Following ATLAS neoantigen identification, Genocea will manufacture a personal vaccine for each patient.
We anticipate filing a personalized cancer vaccine investigational new drug ("IND") application with the FDA in early 2018 for GEN-009. We plan to initiate a Phase 1 clinical trial for GEN-009 in a range of tumor types in the first half of 2018 and expect to report initial immunogenicity data in the first half of 2019.
We are also using ATLAS to develop general cancer vaccines targeting tumor-associated, or shared, antigens and vaccines against cancers of viral origin. Our strategy in immuno-oncology combines our own internal neoantigen vaccine development programs with a focus on partnering ATLAS for these other immuno-oncology applications.
Refer to Part I in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017, under the heading "Business - Our Immuno-Oncology Program" for additional details on this program, including our current collaborations.
In November 2015, we commenced a new program focused on EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV, given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family, in which we have deep experience through our prior development of GEN-003. We are currently seeking a partner to advance the development of this vaccine.

GEN-003 — Phase 2 immunotherapy for genital herpes

Prior to our September 2017 strategic shift announcement, our lead program was GEN-003, a Phase 3-ready investigational immunotherapy for the treatment of genital herpes. We completed three positive clinical trials for which key data from those clinical trials is described below. We are currently exploring strategic alternatives to maximize shareholder value from GEN-003, during which time we have ceased substantially all activities under the GEN-003 program.

Phase 1/2 Trial

Final analysis of the data from the Phase 1/2a trial showed that, for the best performing 30µg dose group, there was a sustained reduction in the viral shedding rate. After completion of dosing for this group, the viral shedding rate showed a statistically significant reduction of 52% versus baseline and, at six months after the final dose, the shedding rate remained at 40% below baseline. The reduction in the genital lesion rate after completion of the third dose was greatest for the 30 µg dose group at 48%. After six months, the reduction from baseline in genital lesion rate for this dose group was 65% and, after 12 months, the genital lesion rate was 42% lower than baseline. GEN-003 was well tolerated over the 12 months of this clinical trial.

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

In July 2017, we announced positive clinical results from the Phase 2b trial. At twelve months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo in both the median genital lesion rate and across multiple clinical endpoints. The 60/50 Dose significantly reduced the median rate of genital lesions during the twelve months following dosing compared to placebo (49% reduction versus placebo). The median genital lesion rate is an important overall measure of disease that captures both the frequency and duration of recurrences, both of which are important to both patients and their caregivers. Importantly, these results were achieved at the Phase 3 dose and expected Phase 3 primary endpoint. GEN-003 also consistently demonstrated significant benefits versus placebo across several other clinical endpoints across the dose groups as summarized in the following table:

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

*
Baseline measurements reflect percent of days with genital lesions captured over a period of only 59-68 days prior to the commencement of dosing. Baseline rates will not be captured or used in the calculation of any of the endpoints in Phase 3 trials where post-treatment comparisons are the approvable standard.

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
GEN-003 also continues to demonstrate a safety profile appropriate for its therapeutic setting in the judgment of the trial’s independent Drug Monitoring Committee. There was no grade 4 reactogenicity or related serious adverse events ("AEs") and discontinuations due to AEs were low and similarly distributed across active dose groups and placebo.
Around the end of the first quarter of 2017, we had a successful end-of-Phase 2 meeting with the U.S Food and Drug Administration ("FDA"). We believe that progress made and data generated to date in the GEN-003 preclinical and clinical trials remains valuable to the Company for the future.

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
Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of September 30, 2017, we had received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2017, our cash and cash equivalents were $22.0 million.

Since inception, we have incurred significant operating losses. Our net losses were $16.9 million and $46.0 million for the three and nine months ended September 30, 2017, respectively, and our accumulated deficit was $253.5 million as of September 30, 2017. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

For the nine months ended September 30, 2017, we sold 52 thousand shares under our ATM program and received $0.2 million in net proceeds after deducting commissions. For the nine months ended September 30, 2016, we sold 136 thousand shares under our ATM program and received $0.8 million in net proceeds after deducting commissions.

We expect that our existing cash and cash equivalents are sufficient to support our operating expenses and capital expenditure requirements into the middle of 2018. We are currently exploring various avenues to secure capital to advance GEN-009 through our planned IND filing in early 2018 and to initiate a Phase 1 clinical trial for GEN-009 in a range of tumor types in the first half of 2018. If we are able to secure such funding, then we would expect to be able to report initial immunogenicity data in the first half of 2019. In the event that we are unsuccessful in securing capital on acceptable terms for some or all of our programs, then we will review our remaining strategic alternatives to maximize shareholder value including, but not limited to, exploring a potential sale of the company or our assets.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash and cash equivalents, and any proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct any preclinical or clinical trials for, seek marketing approval for or commercially launch GEN-009 or any other product candidate. Accordingly, to perform preclinical or clinical trials, obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

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

We have no products approved for sale and none of our active product candidates are near the point of commercialization. We will not receive any revenue from any product candidates that we develop until we obtain regulatory approval and commercialize such products or until we potentially enter into agreements with third parties for the development and commercialization of product candidates. If our development efforts for any of our product candidates result in regulatory approval or we enter into collaboration agreements with third parties, we may generate revenue from product sales or from such third parties.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	personnel-related expenses, including salaries, benefits, stock-based compensation expense and travel;

•	expenses incurred under agreements with CROs, contract manufacturing organizations ("CMOs"), consultants and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

We expense internal research and development costs to operations as incurred. We expense third party costs for research and development activities, such as conducting clinical trials, based on an evaluation of the progress to completion of specific performance or tasks such as patient enrollment, clinical site activations or information, which is provided to us by our vendors.

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Genital herpes (GEN-003)(1)	$6,378	$4,979	$19,724	$11,339
Immuno-oncology program (2)	2,655	1,269	8,136	2,437
Other research and development (3)	1,122	2,563	3,464	9,045
Total research and development	$10,155	$8,811	$31,324	$22,821
_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.

(3)
Includes costs that are not specifically allocated by project, including facilities costs, depreciation expense, and other costs. In addition, costs for programs that were paused in 2016 or earlier are included in this line item.

We expect our overall research and development expenses will decrease given the strategic shift and restructuring announced in September 2017 that resulted in our ceasing clinical trials for GEN-003. However, we do expect our research and development costs incurred on our immuno-oncology programs to increase as we continue to develop our supply chain and manufacturing capabilities for our GEN-009 program, prepare an IND, prepare for the initiation of clinical trials for GEN-009, and advance our next generation neoantigen vaccine program, GEN-010, in preclinical development.

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

We anticipate that our general and administrative expenses will decrease in the foreseeable future given the strategic shift and restructuring announced in September 2017, that resulted in our ceasing clinical trials for GEN-003, notwithstanding our requirements to operate as a public company. We expect that costs for insurance, hiring activities, and professional services, such as outside consultants, lawyers and accountants, among other expenses, to remain flat or decrease as we refocus on preclinical and early clinical research and development activities. If and when we believe a regulatory approval of our first product candidate appears likely, we anticipate that we will increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent as of the quarter ended September 30, 2017. Charges for employee severance and benefits costs, contract terminations, and impaired assets were recognized and recorded in the three months ended September 30, 2017. Asset impairment charges primarily relate to fixed assets specific to GEN-003 research and development activities.

Refund of research and development expenses

The refund of research and development expenses recorded in the nine months ended September 30, 2016 related to a one-time payment received in February 2016 from Novavax pursuant to contractual obligations under the Novavax Agreement that existed to refund research and development expenses paid to Novavax between 2009 and 2012.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and September 30, 2016

	Three Months Ended September 30,		Increase
(in thousands)	2017	2016	(Decrease)
Grant revenue	$—	$—	$—

Operating expenses:
Research and development	10,155	8,811	1,344
General and administrative	3,750	3,619	131
Restructuring costs	2,591	—	2,591
Total operating expenses	16,496	12,430	4,066
Loss from operations	(16,496)	(12,430)	4,066
Other income and expenses:
Interest income	63	103	(40)
Interest expense	(435)	(438)	(3)
Total other income and expense	(372)	(335)	37
Net loss	$(16,868)	$(12,765)	$4,103

Research and development expenses

Research and development ("R&D") expenses increased $1.3 million in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was due largely to increases in external manufacturing and research related costs (approximately $1.7 million), offset by decreased clinical costs (approximately $0.3 million).

On a program basis, GEN-003 costs increased by $1.4 million for the three months ended September 30, 2017 driven by increased compensation and external manufacturing related expenses (approximately $2.2 million) to support both the Phase 3 clinical drug supply and clinical planning activities in advance of the previously planned Phase 3 trials, partially offset by reduced clinical costs, due to timing of activities in support of our clinical trials. Spending increases on GEN-009 and immuno-oncology programs (approximately $1.4 million) were driven primarily by increased manufacturing and compensation, consulting and professional services in anticipation of an IND filing in early 2018. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2017, a $0.1 million increase from the same three month period in 2016. Increases in consulting and professional services of $0.3 million were offset by a $0.2 million reduction in depreciation expense with all other expenditures across various activities remaining consistent with the same quarter in the prior year.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent as of the quarter ended September 30, 2017. We incurred a charge of approximately $1.1 million for employee severance, benefits and related costs in the third quarter of 2017 which will be paid in the fourth quarter of 2017. In addition, we incurred approximately $0.5 million of expense due to contract termination clauses that we anticipate will result in future cash payments and approximately $1.0 million in non-cash asset impairment charges.

Interest Income

Interest income of approximately $0.1 million for the three months ended September 30, 2017 was generally consistent with the same quarter in the prior year due to rising investment yields offset by lower invested balances.

Interest Expense

Interest expense was unchanged from the same three month period in 2016. Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

Comparison of the Nine Months Ended September 30, 2017 and September 30, 2016

	Nine Months Ended September 30,		Increase
(in thousands)	2017	2016	(Decrease)
Grant revenue	$—	$235	$(235)

Operating expenses:
Research and development	31,324	22,821	8,503
General and administrative	10,955	11,569	(614)
Restructuring costs	2,591	—	2,591
Refund of research and development expense	—	(1,592)	(1,592)
Total operating expenses	44,870	32,798	12,072
Loss from operations	(44,870)	(32,563)	12,307
Other income and expenses:
Interest income	211	323	(112)
Interest expense	(1,319)	(1,299)	20
Total other income and expense	(1,108)	(976)	132
Net loss	$(45,978)	$(33,539)	$12,439

Grant revenue

We did not record any grant revenue in the nine months ended September 30, 2017 as compared to $0.2 million in the nine months ended September 30, 2016. The $0.2 million decrease was due to the completion of work, as of March 31, 2016, related to a $1.2 million grant entered into with the Bill & Melinda Gates Foundation in September 2014.

Research and development expenses

Research and development expenses increased $8.5 million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Higher research and development spending was due largely to increases in external manufacturing and research related costs (approximately $5.3 million), compensation, consulting and professional services (approximately $2.8 million), depreciation and facility costs (approximately $0.4 million), offset by decreased clinical costs (approximately $0.3 million). The remaining increases, all insignificant by spending category, are attributable to the overall growth of the research and development function.

On a program basis, GEN-003 costs increased by $8.4 million for the nine months ended September 30, 2017 driven by increased external manufacturing related expenses (approximately $4.9 million) to support the Phase 3 clinical drug supply and increases in headcount and consulting and professional service costs (approximately $4.4 million) in advance of the previously planned Phase 3 trials. Spending increases on GEN-009 and immuno-oncology programs (approximately $5.7 million) were driven primarily by increased manufacturing (approximately $1.7 million) and compensation, consulting and professional services (approximately $2.5 million) in anticipation of an IND filing in early 2018. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses decreased $0.6 million in the nine months ended September 30, 2017 reflecting lower office and facility costs and depreciation costs partially offset by higher compensation, consulting and professional services costs.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent as of the quarter ended September 30, 2017. We incurred a charge of approximately $1.1 million for employee severance, benefits and related costs in the third quarter of 2017 which will be paid in the fourth quarter of 2017. In addition, we incurred approximately $0.5 million of expense due to contract termination clauses that we anticipate will result in future cash payments and approximately $1.0 million in non-cash asset impairment charges.

Refund of research and development costs

In February 2016, we recorded a gain upon receipt of $1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2012.

Interest Income

Interest income decreased approximately $0.1 million for the nine months ended September 30, 2017 due to lower invested balances due to working capital needs to fund operations.

Interest Expense

Interest expense was unchanged from the same nine month period in 2016. Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

Liquidity and Capital Resources

Overview

Since our inception through September 30, 2017, we have received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2017, our cash and cash equivalents were $22.0 million.

For the nine months ended September 30, 2017, we sold 52 thousand shares under our ATM program and received $239 thousand in net proceeds after deducting commissions.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product candidate and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $15.4 million was outstanding under the amended 2014 Term Loan at September 30, 2017.

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

We expect that our existing cash and cash equivalents are sufficient to support our operating expenses and capital expenditure requirements into the middle of 2018. We are currently exploring various avenues to secure capital to advance GEN-009 through our Phase 1 clinical trial, which we expect to initiate in the first half of 2018. If we are able to secure such funding, then we would expect to be able to report initial immunogenicity data in the first half of 2019. In the event that we are unsuccessful in securing capital on acceptable terms we will review our remaining strategic alternatives to maximize shareholder value including, but not limited to, exploring a potential sale of the company or our assets and/or a shut-down of company activities. These factors raise substantial doubt about our ability to continue as a going concern.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials for GEN-009;

•	the progress, timing and costs of manufacturing GEN-009 for planned clinical trials;

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing and costs of seeking regulatory approvals;

•
the costs of commercialization activities for GEN-009 and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

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

We will need to obtain substantial additional funding in order to commence and complete clinical trials for GEN-009 and our other product candidates in order to receive regulatory approval. To the extent that we raise additional capital through the sale of Common Stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development of GEN-009 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to GEN-003, GEN-009 or our other product candidates that we otherwise would seek to develop or commercialize ourselves. We are currently exploring various avenues to secure capital to advance GEN-009 through its Phase 1 clinical trial, which we expect to initiate in the first half of 2018. If we are able to secure such funding, then we would expect to be able to report initial immunogenicity data in the first half of 2019. We do not intend to commence Phase 1 clinical trials for GEN-009 unless we are able to secure such capital.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(39,425)	$(30,103)
Net cash provided by investing activities	34,688	38,168
Net cash provided by financing activities	(704)	1,093
Net (decrease) increase in cash and cash equivalents	$(5,441)	$9,158

Operating Activities

Net cash used in operations increased by approximately $9.3 million to $39.4 million for the nine months ended September 30, 2017 from $30.1 million for the nine months ended September 30, 2016. The increase in net cash used was due primarily to a higher net loss of approximately $11.8 million offset by $1.0 million of non-cash asset impairment charges and $1.4 million of changes in our working capital accounts

Investing Activities

Net cash provided by investing activities was $34.7 million for the nine months ended September 30, 2017 compared to $38.2 million for the nine months ended September 30, 2016 as proceeds from maturities of investments, net of investments made, used to fund operations decreased approximately $4.2 million. The decrease in net investment proceeds was offset by a decrease in capital expenditures of $0.7 million.

Financing Activities

Net cash provided by financing activities decreased $1.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Debt principal repayments of $1.6 million combined with $0.2 million in lower net proceeds from other equity transactions resulted in a net cash usage from financing activities at September 30, 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 17, 2017.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents of $22.0 million compared to cash, cash equivalents and investments of $63.4 million at December 31, 2016, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of September 30, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                           Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. Except as discussed below, we do not believe we are currently party to any pending legal action, arbitration proceeding or governmental proceeding, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or operating results. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, naming Genocea Biosciences, Inc., Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to our Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017 and our announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our securities between May 5, 2017 and September 25, 2017. The complaint seeks unspecified damages and costs. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Item 1A.                           Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We require additional financing to execute our operating plan and continue to operate as a going concern.

Our unaudited condensed consolidated financial statements for the quarter ended September 30, 2017 have been prepared assuming we will continue to operate as a going concern, but we believe that our continuing operating losses raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans and grant awards from financial institutions and/or government agencies where possible or entering into partnership arrangements. Our continued net operating losses increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to obtain sufficient capital from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities, including discontinuing development of GEN-009, or we may not be able to continue as a going concern. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003, pending our exploration of strategic alternatives for advancing that product candidate.

We have incurred significant losses since our founding in 2006 and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $46.0 million for the nine months ended September 30, 2017 and $49.6 million and $42.5 million for the years ended December 31, 2016 and 2015, respectively. As of September 30, 2017 and December 31, 2016, we had accumulated deficits of approximately $253.5 million and $207.5 million, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products and have financed our operations primarily through private placements of our preferred stock, debt financing, our initial public offering ("IPO") completed in February 2014, and follow-on public offerings in March 2015 and August 2015 and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

We have devoted most of our financial resources to research and development, including our clinical and non-clinical technology development and development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We have not completed pivotal clinical studies for any product candidate and, as we have ceased development of our most advanced clinical-stage product candidate, GEN-003, and are instead focusing on our earlier stage neoantigen cancer vaccine product candidates, it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•
file an IND application and initiate clinical trials for GEN-009, our most advanced product candidate in active development focused on neoantigen cancer vaccines, and initiate non-clinical or clinical studies for our other product candidates;

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

As of September 30, 2017, our cash and cash equivalents were $22.0 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-009 and any other neoantigen cancer vaccine product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, because of the significant expense associated with conducting clinical trials, we cannot be certain we will have sufficient capital to complete such trials for a given product candidate.

Our future capital requirements depend on many factors, including:

•	the costs associated with filing an IND application and initiating our planned Phase 1 program for GEN-009;

•	the number and development requirements of other product candidates that we pursue;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful and the outcome of regulatory review of our product candidates;

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

In September 2017, we announced that we are exploring strategic alternatives for GEN-003. Consequently, substantially all GEN-003 spending and activities were ceased and we reduced our workforce by approximately 40 percent. Based on our current operating plan, we believe that our existing cash, cash equivalents and investments are sufficient to support our operating expenses and capital expenditure requirements into the middle of 2018, without assuming any receipt of proceeds from potential business development partnerships, equity financings or debt drawdowns. It is our strategy to secure additional financing in advance of commencing a Phase 1 clinical trial for GEN-009 in the first half of 2018.

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

Our lead product candidate, GEN-009, is in an early stage of development and we cannot be certain that we will be successful in advancing it through clinical development, obtaining regulatory approval for it, or commercializing it or any of our future product candidates.

At this time, GEN-009 is our most advanced product candidate under active development and our future revenues, if any, will depend highly on the successful development, approval, and commercialization of GEN-009. GEN-009 and any future product candidate will require substantial clinical development, testing and regulatory approval before we are permitted to commence commercialization. This process can take many years and will require the expenditure of substantial resources and we expect it will require that we obtain substantial additional funding.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with strategic partnerships with third parties. In 2015, we raised additional net capital of approximately $95.2 million through follow-on public offerings in March and August along with $4.7 million of net debt financing in December. No significant capital raising activities occurred in 2016. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-009, our immuno-oncology program, or our other product candidates. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003, pending our exploration of strategic alternatives for advancing that product candidate. If we are unable to raise additional capital when needed, we may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Product Candidates

We are substantially dependent on the success of the clinical development of GEN-009, our only product candidate currently in active development. Any failure to successfully develop or commercialize the GEN-009 vaccine, or any significant delays in doing so, will have a material adverse effect on our business, result of operations and financial condition.

In September 2017, we ceased substantially all spending and activities related to GEN-003, our Phase 3-ready product candidate, pending our exploration of strategic alternatives for advancing that product candidate. We are now currently investing a significant portion of our efforts and financial resources in the development of the GEN-009, a neoantigen cancer vaccine which is currently in pre-clinical development. Our ability to generate product revenue depends heavily on the success of clinical trials for GEN-009 and the successful development and commercialization of GEN-009. The successful development and commercialization of GEN-009 will depend on several factors, including the following:

•	Successful filing of an IND application for GEN-009;

•	Successful completion of all required clinical trials of GEN-009;

•	Obtaining marketing approvals from regulatory authorities for GEN-009;

•	Establishing manufacturing and commercialization arrangements between ourselves and third parties;

•	Establishing an acceptable safety and efficacy profile of GEN-009; and

•	The availability of reimbursement to patients from healthcare payors for GEN-009.

Any failure to successfully develop or commercialize GEN-009 or any significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

Because our active product candidate is in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

We have not conducted any clinical trials for GEN-009. Any successful results in non-clinical studies may not be predictive of similar results in humans during clinical trials, and successful results from early or small clinical trials of a vaccine candidate may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. Our product candidates may require complex manufacturing processes, and scaling up these processes can cause changes in the product that may not be apparent until the product is further tested during Phase 3 trials.

If the results of our future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or AEs associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy.

Furthermore, we need to develop the supply chain for any product candidates we identify.

If we do not obtain regulatory approval for our current and future product candidates, our business will be adversely affected.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, manufacturing, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical trials are expensive, time-consuming and uncertain as to outcome. We may gain regulatory approval for GEN-009 or our other current or potential future clinical and non-clinical product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for the approved vaccine or immunotherapy, or we may never obtain regulatory approval for these product candidates for any indication in any jurisdiction.

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

To date, we have not conducted any clinical trials outside of the United States. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with CROs and physicians;

•	different standards for the conduct of clinical trials;

•	our inability to locate qualified local consultants, physicians and partners;

•
the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment; and

•	the acceptability of data obtained from studies conducted outside the United States to the FDA in support of a Biologics License Application ("BLA").

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•
delays by us in reaching a consensus with regulatory agencies on trial design, including the IND for GEN-009 expected to be filed with the FDA in early 2018 and initiation of our Phase 1 clinical trial for GEN-009 expected to occur in the first half of 2018;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required Institutional Review Board ("IRB") approval at each clinical trial site;

•
imposition of a clinical hold by regulatory agencies or an IRB for any reason, including safety concerns raised by other clinical trials of similar vaccines that may reflect an unacceptable risk with GEN-009 or after an inspection of clinical operations or trial sites;

•	failure to perform in accordance with the FDA’s good clinical practices ("GCPs") or applicable regulatory guidelines in other countries;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up;

•	clinical trial sites or patients dropping out of a trial or failing to complete dosing;

•	occurrence of serious AEs in clinical trials that are associated with the product candidates that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. We intend to file an IND for GEN-009 in early 2018, but we have experienced clinical holds on IND submissions in the past. For example, our IND for GEN-003 was subject to a clinical hold from January 2012 to July 2012. In our original IND submission, we described a finding of osteonecrosis (microscopic evidence of bone and bone marrow death) in a toxicity study of

GEN-003 conducted in mice. Because this finding was not present in toxicity studies conducted in other species, we reasoned that this was a mouse-specific finding and did not indicate a risk to humans in clinical trials. As the FDA provided us with several options that would resolve this issue to their satisfaction, we conducted an additional toxicity study in a highly relevant species (non-human primate) that would be more representative of a risk to humans. Since no bone or bone marrow toxicity was observed in this additional study, the FDA subsequently lifted the clinical hold, allowing us to proceed with the first study in humans of GEN-003.

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

Our active product candidate, GEN-009, and our current and future potential product candidates arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for vaccines, immunotherapies and medical treatments. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to vaccines and immunotherapies may prevent further development or approval of our current and future product candidates. Because of the novelty of this approach, there may be unknown safety risks associated with the vaccines and immunotherapies that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe AEs caused by the vaccines and immunotherapies. If approved, the novel mechanism of action of the vaccines may adversely affect physician and patient perception and uptake of our products.

We have concentrated our research and development efforts on T cell vaccine and immunotherapy technology, and our future success is highly dependent on the successful development of T cell immunotherapies in general, and our active development product and current and future product candidates in particular. There can be no assurance that any development problems we or others researching T cell vaccines and immunotherapies may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved.

Our active development product, GEN-009 includes a novel vaccine adjuvant and our other current and potential future product candidates may include one or more novel adjuvants, which may make it difficult for us to predict the time and cost of product development as well as the requirements the FDA or other regulatory agencies may impose to demonstrate the safety of such product candidates.

Novel vaccine adjuvants, included in some of our product candidates, may pose an increased safety risk to patients. Adjuvants are compounds that are added to vaccine antigens to enhance the activation and improve immune response and efficacy of vaccines. Development of vaccines with novel adjuvants requires evaluation in larger numbers of patients prior to approval than would be typical for therapeutic drugs. Guidelines for evaluation of vaccines with novel adjuvants have been established by the FDA and other regulatory bodies and expert committees. Our product candidates, including GEN-009, may include one or more novel adjuvants. Any neoantigen cancer vaccine, because of the presence of an adjuvant, may have side effects considered to pose too great a risk to patients to warrant approval of the vaccine. Traditionally, regulatory authorities have required extensive study of novel adjuvants. Such extensive study has often included long-term monitoring of safety in large general populations that has at times exceeded 10,000 subjects. This contrasts with the few thousand subjects typically necessary for approval of novel therapeutics. Although GEN-009 is being developed as a treatment, and therefore is not expected to be administered to uninfected subjects, regulators nonetheless may require us to amass a prophylactic vaccine-like safety database.

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

Even if we receive regulatory approval for our product candidates, such immunotherapies will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product candidates, including our active development product, GEN-009, and any other current or potential future immunotherapy product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the vaccine or immunotherapy potentially over many years. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (cGMP) and GCP, for any clinical trials that we conduct post-approval.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct non-clinical studies and clinical trials for our product candidates, including our active development product, GEN-009, and any other current or future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We intend to rely on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our GEN-009 clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We compete with many other companies for the resources of these third parties. The third parties on whom we rely generally may terminate their engagements at any time, and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We do not have any manufacturing facilities or personnel. We do not expect to independently conduct all aspects of our product manufacturing. We intend to rely on third parties with respect to manufacturing GEN-009. For example, we have relied on third party suppliers and manufacturers to manufacture and supply vaccines for our GEN-003 clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

If we fail to establish and maintain strategic partnerships related to our product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise which we do not have and for which we have not budgeted. This could negatively affect the development of any unpartnered product candidate. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003, pending our exploration of strategic alternatives for advancing that product candidate.

In addition, we are currently seeking to establish strategic partnerships with companies with adjuvant and delivery technologies for our neoantigen cancer vaccine candidates. If we are unable to successfully enter into these partnerships, our ability to develop our neoantigen cancer vaccine candidates may be adversely affected.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, patent applications, know-how and confidentiality agreements to protect the intellectual property related to our platform technology and product candidates. The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the United States Patent and Trademark Office ("U.S. PTO") and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our discovery platform or product candidates in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found, and prior art that we have not disclosed could be used by a third party to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our discovery platform or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications, or those of our licensors, may not adequately protect our platform technology, provide exclusivity for our product candidates, prevent others from designing around our patents with similar products, or prevent others from operating in jurisdictions in which we did not pursue patent protection. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If patent applications we hold or have in-licensed with respect to our platform or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates or ATLAS discovery platform, it could dissuade companies from collaborating with us and could limit or destroy our ability to develop or commercialize one or more of our products, or even any product. We or our licensors have filed several patent applications covering aspects of our product candidates. We cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be challenged by third parties. Any successful opposition to these patent applications, or patents that may issue from them, or to any other patent applications or patents owned by or licensed to us, could deprive us of rights necessary for the successful commercialization of any product candidate that we may develop. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate.

In the United States, for patent applications filed prior to March 16, 2013, assuming the other requirements for patentability are met, the first to invent is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. On March 16, 2013, the United States transitioned to a ‘first to file’ system more like that in the rest of the world in that the first inventor to file a patent application is entitled to the patent. Under either the prior system or current one, third parties are allowed to submit prior art prior to the issuance of a patent. Furthermore, both the U.S. and foreign patent systems permit third parties or, in some cases, the patent authorities themselves, to initiate proceedings challenging the scope and / or validity of issued patents, including for example, opposition, derivation, reexamination, inter partes review or interference proceedings. An adverse determination against our or our licensor's patent rights in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.

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

Filing, prosecuting and enforcing patents on our platform or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside the United States, or from selling or importing products that infringe our patents in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Any loss of, or failure to obtain, patent protection could have a material adverse impact on our business. We may be unable to prevent competitors from entering the market with a product that is similar to or the same as our products.

We may become involved in lawsuits to defend or enforce our intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights, and competitors or other third parties may challenge the validity or enforceability of those rights. To counter infringement or unauthorized use, or to defend against other challenges, litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to litigate intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in contested proceedings, a court or agency may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, or our licensors fail to obtain and maintain intellectual property rights, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.

We are a party to a number of license and collaboration agreements that are important to our business, and we may enter into additional license or collaboration agreements in the future. For example, our discovery platform is built, in part, around patents exclusively in-licensed from academic or research institutions. See the “Business - In-License Agreements” and “Business - Other Collaborations” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a description of our outstanding license and collaboration agreements with the University of California, Harvard, Children’s Medical Center Corporation, Novavax, and the Dana-Farber Cancer Institute. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, in our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology may be controlled by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products covered by the intellectual property. Further, in our license agreements we may be responsible for bringing any actions against any third party for infringing the patents we have licensed. If there is any conflict, dispute, disagreement or issue of non-performance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our drug discovery and development efforts, and our ability to enter into collaboration or marketing agreements for an affected product candidate, may be adversely affected. For example, disputes may arise regarding intellectual property subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues; the extent to which our technology infringes the intellectual property of the licensor that is not subject to the licensing agreement; the sublicensing of patent and other rights under any collaborative development relationships; our diligence obligations under the license agreement and what activities satisfy those diligence obligations; the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and the priority of invention of patented technology. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

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

Even if we obtain marketing approval for GEN-009 or any other products that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

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

Other companies that are seeking to identify antigens for the development of vaccines and T cell receptor therapies using predictive tools include Neon Therapeutics, Gritstone Oncology, Immatics Biotechnologies GmbH, Aduro, Advaxis, Agenus, Moderna, CureVac and BioNTech.

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

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious AEs deemed to be caused by our product candidates could have a material AE on the development of our product candidates and our business as a whole. The most common AEs to date in the clinical trial evaluating the safety and tolerability of GEN-003 have been fatigue, myalgia (muscle pain), pain tenderness and induration (inflammatory hardening of the skin). Our understanding of the relationship between GEN-003 and these events, as well as our understanding of AEs in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected AEs may be observed. We have not yet conducted any clinical trials for GEN-009 and therefore do not yet have any information related to whether GEN-009 may cause AEs or serious AEs.

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

In December 2015, we entered into the First Amendment to the 2014 Term Loan with Hercules. The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches, which expired unused at December 15, 2016. At September 30, 2017, $15.4 million was outstanding under the amended 2014 Term Loan.

All obligations under our 2014 Term Loan are secured by substantially all of our existing property and assets, excluding our intellectual property and in-licensed technology. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•
we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•
our failure to comply with the restrictive covenants in our 2014 Term Loan and the First Amendment could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. If we do not make scheduled payments when due, or otherwise materially breach or experience an event of default under our 2014 Term Loan, Hercules could accelerate our total loan obligation or enforce its security interest against us.

Failure to satisfy our current and future debt obligations under our 2014 Term Loan could result in an event of default. In addition, other events, including certain events that are not entirely in our control, such as the occurrence of a material adverse event on our business, could cause an event of default to occur. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under our 2014 Term Loan, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness. If we are unable to pay amounts due to Hercules upon acceleration of the 2014 Term Loan or if Hercules enforces its security interest against our assets securing our indebtedness to Hercules, our ability to continue to operate our business may be jeopardized.

We are subject to certain restrictive covenants which, if breached, could result in the acceleration of our debt under the 2014 Term Loan and have a material adverse effect on our business and prospects.

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

These restrictive covenants may prevent us from undertaking an action that we feel is in the best interests of our business. In addition, if we were to breach any of these restrictive covenants, Hercules could accelerate our indebtedness under the 2014 Term Loan or enforce its security interest against our assets, either of which would materially adversely affect our ability to continue to operate our business.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms as a result of our recent workforce reduction, the status of our clinical development programs and the competition among numerous pharmaceutical and biotechnology companies for similar personnel. The organizational restructuring we undertook in September 2017 may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause our remaining employees to seek alternate employment. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We may experience difficulties in managing restructurings.

In September 2017, we undertook an organizational restructuring that reduced our workforce by approximately 40%. Effecting any restructuring places significant strains on management, our employees and our operational, financial and other resources. Furthermore, restructurings involve certain additional costs, including severance and benefits payments to terminated employees, and we may also incur liabilities from early termination or assignment of contracts, potential litigation or other effects from such restructuring. Such effects from our restructuring program could have a material adverse affect on our ability to execute on our business plan. There can be no assurance that we will be successful in implementing our restructuring program.

Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to develop our product candidates, including GEN-009, or additional assets will depend, in part, on our ability to effectively manage any future growth or restructuring, as the case may be.

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

We could be an emerging growth company for up to five years, until December 31, 2019, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $75.0 million as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

If our stock price is volatile, our stockholders could incur substantial losses and we may become involved in securities-related litigation, including securities class action litigation, that could divert management’s attention and harm our business and subject us to significant liabilities.

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

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, naming Genocea Biosciences, Inc., Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to our Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017 and our announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our securities between May 5, 2017 and September 25, 2017. The complaint seeks unspecified damages and costs. We intend to vigorously defend ourselves against this action. This lawsuit and this type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Failure to comply with The NASDAQ Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

If our stock price falls below $1.00 per share, we may not continue to qualify for continued listing on The NASDAQ Global Market (“NASDAQ”). To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although NASDAQ could require a longer period. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from NASDAQ could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities.

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. Any failure to develop or maintain effective controls could adversely affect the results of periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our ordinary shares could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NASDAQ.

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

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors;

•	expressly authorize our board of directors to modify, alter or repeal our by-laws; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our by-laws.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: November 3, 2017	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2017	By:	/s/ JONATHAN POOLE
Jonathan Poole
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)