Form 10-K
period 2017-12-31
GENOCEA BIOSCIENCES, INC.
filed 2018-02-16
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on The Nasdaq Global Market on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was: $100,317,709.
The number of shares outstanding of the registrant’s common stock as of February 14, 2018 was 82,099,898.

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

Overview

We are a biopharmaceutical company that discovers and develops novel cancer vaccines. We use our proprietary discovery platform, ATLAS, to recall a patient’s pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. We believe that using ATLAS to identify antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines.

In September 2017, we announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines. Currently, all of our research programs and product candidates in active development are at the preclinical stage. Our most advanced program is our preclinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine. The GEN-009 program uses ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual’s tumor. We are also exploring partnering opportunities in the development of cancer vaccines targeting tumor-associated antigens and a vaccine targeting cancers caused by Epstein-Barr Virus, or EBV.

We have one Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, we announced that we are exploring strategic alternatives to maximize value for GEN-003 through sale, partnership or other means. Consequently, substantially all GEN-003 spending and activities were ceased and we reduced our workforce by approximately 40 percent. We continue to believe that GEN-003 could address unmet medical needs of genital herpes patients.

ATLAS Platform

The importance of the T cell arm of the immune system is increasingly understood to be critical in the treatment of certain cancers. However, the discovery of effective T cell targets has been particularly challenging for two reasons. First, the diversity of human T cell responses means that an effective T cell target for one person may be different from an effective T cell target for another person. Second, the number of candidate targets for T cell responses can be very large with up to thousands of candidate antigens per patient in some cancers. These complexities represent fundamental barriers that traditional cancer vaccine target discovery tools, which rely largely on computer modeling - so-called predictive algorithms - have, as yet, only been poorly addressed.

We have designed the ATLAS platform to overcome these T cell target discovery challenges by identifying true neoantigens in an individual rather than using traditional predictive methods. We believe ATLAS represents the most comprehensive and accurate high throughput system for T cell vaccine and immunotherapy discovery in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of potential T cell targets for an individual’s cancer, allowing us to identify vaccine and immunotherapy targets associated with T cell responses which may kill an individual’s cancer.

We believe we are a leader in the field of T cell vaccine and immunotherapy discovery and development. Our management and scientific teams possess considerable experience in vaccine, immunotherapy and anti-infective research, manufacturing, clinical development and regulatory matters.

Our Immuno-Oncology Program

We are focused on combining our antigen selection and vaccine development expertise to create new immuno-oncology treatments. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancer cells. We are working to develop personalized cancer vaccines by applying ATLAS to identify patient neoantigens that are associated with that individual’s pre-existing immune responses to a tumor.

Neoantigens are personalized tumor mutations that are seen as “foreign” by an individual’s immune system. Data published in recent years have indicated that an individual’s response to neoantigens drives checkpoint inhibitor efficacy and that it is possible to vaccinate an individual against their own neoantigens. If approved, neoantigen vaccines could be used in combination with existing treatment approaches for cancer, including immune checkpoint inhibitors, to potentially direct and enhance an individual’s T cell response to the individual’s cancer, thereby potentially affording better clinical outcomes.

Our lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate designed to direct a patient’s immune system to attack their tumor. GEN-009’s neoantigens are identified by our proprietary ATLAS platform, which recalls a patient’s pre-existing CD4+ and CD8+ cell immune responses to their tumor. Following ATLAS neoantigen identification, we will manufacture a personal vaccine for each patient.

We anticipate filing a personalized cancer vaccine IND application with the FDA in the first quarter of 2018 for GEN-009. We plan to initiate a Phase 1/2a clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but a high risk of relapse in mid-2018. We expect to report initial immunogenicity data from this trial in the first half of 2019.

We are also using ATLAS to develop cancer vaccines targeting tumor-associated, or shared, antigens and vaccines against cancers of viral origin. Our strategy in immuno-oncology combines our own internal neoantigen vaccine development programs with a focus on partnering ATLAS for these other immuno-oncology applications.

In November 2015, we commenced a program focused on EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV, given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family, in which we have deep experience through our development of GEN-003. We are currently seeking a partner to advance the development of this vaccine.

We have had and continue to conduct a number of research collaborations which provide blood and tumor samples to support the development of ATLAS for application in neoantigen vaccines, shared antigen cancer vaccines and immune response profiling as follows:

•	Neoantigen vaccine applications: Memorial Sloan Kettering Cancer Center (completed) and US Oncology Research (ongoing)

•	Shared antigen cancer vaccines and immune response profiling: Dana-Farber Cancer Institute (completed) and Checkmate Pharmaceuticals (ongoing)

The Company is not dependent on these research collaborations to develop its product candidates and no material financial obligations exist as part of these collaborations.

Our Immuno-oncology Product Candidate Pipeline

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	Neoantigen cancer vaccine	Pre-clinical	File IND; commence Phase 1/2 clinical proof of concept trial	First quarter of 2018; mid-2018
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-007	Epstein-Barr Virus	Research	Select antigen candidates	Ongoing, exploring partnering opportunities
GEN-006	Immuno-oncology -tumor‑associated antigen vaccine	Research	Select antigen candidates	Ongoing, exploring partnering opportunities

GEN-003 — Phase 2 immunotherapy for genital herpes, currently exploring strategic alternatives

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

In July 2017, we announced positive clinical results from the Phase 2b trial. At twelve months after dosing, GEN-003 demonstrated statistically significant improvements versus placebo in both the median genital lesion rate and across multiple clinical endpoints. The 60/50 Dose significantly reduced the median rate of genital lesions during the twelve months following dosing compared to placebo (49% reduction versus placebo). The median genital lesion rate is an important overall measure of disease that captures both the frequency and duration of recurrences, both of which are important to both patients and their caregivers. Importantly, these results were achieved at the Phase 3 dose and expected Phase 3 primary endpoint. GEN-003 also consistently demonstrated significant benefits versus placebo across several other clinical endpoints across the dose groups.

GEN-003 demonstrated no grade 4 reactogenicity or related serious adverse events ("AEs") and discontinuations due to AEs were low and similarly distributed across active dose groups and placebo.
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

There are other organizations working to improve existing therapies or to develop new vaccines or therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success of our product candidates, including GEN-009, if approved.

There are several companies attempting to develop new neoantigen cancer vaccines, including Neon Therapeutics, Gritstone Oncology, Immatics Biotechnologies GmbH, Aduro, Advaxis, Agenus, Moderna, CureVac and BioNTech. We believe that GEN-009 has advantages against each of these product candidates based on the potential power of the ATLAS platform to comprehensively identify for each cancer patient the neoantigens to which such patient has a pre-existing immune response. We believe that selecting neoantigens for personal cancer vaccines using ATLAS will lead to more effective vaccines. However, there can be no assurance that one or more of these companies or other companies will not achieve similar or superior clinical results in the future as compared to GEN-009 or that our future clinical trials will be successful.
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

As of the date of this Annual Report on Form 10-K, our patent portfolio includes the following:

ATLAS

Our discovery platform patent portfolio includes four patent families, currently comprising seven issued U.S. patents. We hold an exclusive license from The Regents of the University of California ("UC") to the first patent family, including U.S. Patent 6,004,815 and the related U.S. Patents 6,287,556 and 6,599,502. This first family includes claims to fundamental aspects of the ATLAS platform, developed by our scientific founder, Darren Higgins, Ph.D. while he was employed at the University of California, Berkeley. Patents in this family have a patent term until August 2018. We hold a further exclusive license from President and Fellows of Harvard College ("Harvard") to the second patent family, which covers methods related to the ATLAS discovery platform, including discovery of antigens expressed in neoplastic cells. This second patent family includes U.S. Patent 9,051,564, a pending and allowed U.S. application, issued patents in Europe and Australia and pending applications in Europe and Canada. Patents issuing from these applications are expected to expire in 2027 with the exception of U.S. Patent 9,051,564 which includes a Patent Term Adjustment and extends until December 2031. We wholly own the third patent family, which is specifically directed to the ATLAS platform as utilized by us, including for discovery of cancer-or tumor-related antigens. This third patent family includes U.S. Patents 8,313,894, 9,045,791, and 9,873,370, a pending and U.S. patent application, an issued patent in Australia, an allowed application in Canada, and pending applications in Europe, Canada and Australia. Patents issuing from applications in this family are expected to have a patent term until at least July 2029. U.S. Patents 8,313,894 and 9,045,791 have terms that include Patent Term Adjustments and extend until August 2030 and August 2029, respectively. U.S. Patent 9,873,870 has a term that extends until July 2029. We wholly own the fourth patent family, which is directed to methods for cancer diagnosis, prognosis, and patient selection, as well as related compositions. This fourth family currently comprises three provisional applications.

GEN-003 (Genital Herpes)

We wholly own a portfolio of patent applications directed to HSV-2 vaccines, including GEN-003. This portfolio includes three patent families covering HSV-2 vaccine compositions and methods for inhibiting or treating HSV-2 infections, combination treatment with antiviral medications, and maintenance dosing. The first patent family includes U.S. Patent 8,617,564, a pending and allowed U.S. application, and patents granted in Australia, China, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Russia, Singapore, and South Africa. Applications in Europe, Canada, Brazil, India, China and Hong Kong are pending in the first patent family. Patents that issue from applications in the first family are expected to expire in 2030. The term for U.S. Patent 8,617,564 includes Patent Term Adjustment and extends until at least November 2030. The second family includes a pending PCT application and a pending U.S. application. The third family comprises one provisional application. Patents that issue from applications in these families are expected to expire in 2037 and 2038, respectively.

We own two further patent families covering follow-on HSV-2 vaccine compositions. The first family includes U.S. Patent 9,782,474 and patents issued in Australia and Japan. The second family includes U.S. Patent 9,624,273, patents granted in Australia and Japan, and pending applications in Europe and Canada. Patents that issue from applications in these families are expected to expire in 2031 and 2032, respectively.

We hold a license from Isconova AB (now Novavax, Inc.) to two patent families covering Matrix-M2, the adjuvant used in GEN-003. The first patent family includes a pending U.S. application and issued patents in Europe, Canada, Australia, Japan, Brazil, New Zealand and South Africa. The second patent family includes U.S. Patent 8,821,881 and issued patents in Europe, Canada, Australia, Japan, Brazil, New Zealand and South Africa. These issued patents have patent terms until at least July 2023 and July 2024. The issued U.S. patent in the second patent family, U.S. Patent 8,821,881, has a term that extends until August 2026 inclusive of a Patent Term Adjustment.

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

Until first commercial sale of a licensed product or service, we are obligated to pay UC an annual license maintenance fee in the low five figures. Upon commercialization of our products and services covered by the licensed patents, we are obligated to pay UC royalties in the low single digits, subject to a minimum annual royalty in the low five figures, on the net sales of such products and services sold by us or our affiliates for the life of any licensed patents covering the products or services. The royalties payable to UC are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits. In addition, we agreed to pay UC a flat royalty in the low single digits on net sales of products sold by us or our affiliates which include a polypeptide, nucleotide sequence, biological organism or chemical entity identified in the practice of a licensed method or service, but not otherwise covered, by the licensed patent for the life of the licensed patents. If we receive any revenue (cash or non-cash) from any sublicensees, we must pay UC a percentage of such revenue, excluding certain categories of payments but including royalties on net sales by sublicensees, varying in the low-double digits for any sublicense depending on the scope of the license. Under the terms of the agreement, we are obligated to pay UC a specified development milestone payment and a specified commercial milestone payment up to $500 thousand in the aggregate for the first licensed product covered by the licensed patents, plus up to an additional $250 thousand if specified development and commercial milestones are met for each subsequent licensed product covered by the licensed patents. As of December 31, 2017, we have not made any milestone payments.

We are required to diligently develop and market licensed products, services and methods. If we are unable to meet our diligence obligations, even after any extension thereof, UC has the right, depending on the number of years the agreement has been effective, to either terminate the agreement or convert our exclusive license to a non-exclusive license.

Unless earlier terminated, the agreement with UC will remain in effect until the expiration of the last-to-expire patent under the licensed patent rights in August 2018. We may terminate the agreement at any time by giving UC advance written notice. The agreement may also be terminated by UC in the event of a material breach by us that remains uncured after a specified period of time.

Harvard University

In November 2007, we entered into an exclusive license agreement with Harvard, granting us an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services. This agreement was amended and restated in November 2012. The Harvard intellectual property covers methods related to the ATLAS discovery platform, including discovery of antigens expressed in neoplastic cells, as well as certain chlamydia immunogenic compositions and methods for inhibiting or treating chlamydia infections. Any patents within this portfolio that have issued or may be issued will expire normally in 2027 and 2028. Harvard retains the right to make and use, and to grant licenses to other not-for-profit research organizations to make and use, the licensed intellectual property for internal research, teaching and other educational purposes. We notified Harvard of our partial termination of the license agreement with regard to intellectual property covering chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with Harvard with regard to intellectual property covering chlamydia antigens was terminated and we no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen, and we continue to maintain exclusive rights to aspects of the ATLAS platform covered by this family.

We are obligated to pay Harvard an annual license maintenance fee ranging from the low five figures to the mid-five figures depending on the type of product and the number of years after the effective date of the agreement.  For products covered by the licensed patent rights, we are obligated to pay Harvard milestone payments up to $1.8 million in the aggregate upon the achievement of certain development and regulatory milestones. For products discovered using the licensed methods, we are obligated to pay Harvard milestone payments up to $600 thousand in the aggregate for each of the first three products and up to $300 thousand in the aggregate for each additional product under the agreement upon the achievement of certain development and regulatory milestones. As of December 31, 2017, we paid $198 thousand in aggregate milestone payments. Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, we are obligated to pay Harvard royalties on the net sales of such products and services sold by us, our affiliates and our sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The royalty based on sales by our sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties we receive from such sublicensee depending on the type of product. Depending on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third party payments required to be made. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.

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

For licensed products in each unique disease field under the agreement, we are obligated to pay Novavax milestone payments up to approximately $3.0 million in the aggregate upon the achievement of certain development and commercial milestones. As of December 31, 2017, we paid $275 thousand in aggregate milestone payments. Upon commercialization of our products, we are obligated to pay Novavax royalties on the net sales of licensed products sold by us, our affiliates and our sublicensees. The royalties payable to Novavax are in the low single digits and vary on a country-by-country and licensed product-by-licensed product basis based on the amount of net sales and the nature and timing of the licensed product’s development. The royalties payable to Novavax are subject to reduction if the licensed product is not covered by one or more valid claims of the licensed patent rights, or if we are required to make any third-party payments. Royalties are payable for 10 years from first commercial sale in any particular country or until the date on which offer for sale of a licensed product is no longer covered by a valid claim of the licensed patent rights in such country, whichever period is longer. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicenses, we must pay Novavax a percentage of such revenue, up to the low double digits.

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

Manufacture Contracts

Fujifilm

In February 2014, we entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. ("Fujifilm") for the manufacture and supply of antigens for future GEN-003 clinical trials. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials. Under these agreements, we are obligated to pay Fujifilm milestone payments up to the low-eight figures upon the achievement of certain manufacturing milestones. Additionally, raw materials, resins and consumables purchased for the vaccine production are invoiced separately as such costs are incurred by Fujifilm. We pay Fujifilm’s actual costs plus a percentage fee in the mid-single digits for these raw materials, resins and consumables. We also are required to pay reservation fees, which equal a percentage of production fees in the low-double digits, to reserve manufacturing slots in the production timeframe as agreed upon under the agreement. We are required to use commercially reasonable efforts to timely provide Fujifilm with the technology, materials and resources needed to produce and supply the recombinant protein antigen. As of December 31, 2017, we have incurred expenses under the agreement of approximately $16.0 million.
In September 2017, the Company notified Fujifilm to cease all manufacturing activities of antigens for GEN-003. Amounts recorded as of December 31, 2017 represent all liabilities for manufacturing services complete or in process prior to the notification date, materials purchased which cannot be re-used or re-purposed by Fujifilm and charges for terminating services within a certain time frame of the anticipated start dates.
Our agreement with Fujifilm will expire on February 25, 2024. Subject to termination fees under applicable circumstances, we may terminate the agreement at any time by giving Fujifilm advance written notice. The agreement may also be terminated by either party due to a material uncured breach by the other party.

Oncovir

In January 2018, we entered into a License and Supply Agreement with Oncovir, Inc. (“Oncovir”). The agreement provides the terms and conditions under which Oncovir will manufacture and supply an immunomodulator and vaccine adjuvant, Hiltonol® (poly-ICLC) (“Hiltonol”), to us for use in connection with the research, development, use, sale, manufacture, commercialization and marketing of products combining Hiltonol with the our technology (the “Combination Product”). Hiltonol is the adjuvant component of GEN-009, which will consist of synthetic long peptides or neoantigens identified using our proprietary ATLAS platform, formulated with Hiltonol. When paired with synthetic long peptides, Hiltonol has shown the ability to induce T cell responses, which we believe will be important for driving the clinical efficacy of GEN-009. Hiltonol is manufactured under good manufacturing practice ("GMP") conditions, has an existing drug master file and has an extensive tolerability record when used alone and in combination with vaccine antigens. We are not required to purchase any minimum quantity of Hiltonol from Oncovir.

Oncovir granted us a non-exclusive, assignable, royalty-bearing worldwide license, with the right to grant sublicenses through one tier, to certain of Oncovir’s intellectual property in connection with the research, development or commercialization of Combination Products, including the use of Hiltonol, but not the use of Hiltonol for manufacturing or the use or sale of Hiltonol alone. The license shall become perpetual, fully paid-up and royalty-free on the later of January 25, 2028 or the date on which the last valid claim of any patent licensed to us under the agreement expires.

Under this agreement, we are obligated to pay Oncovir (i) an up-front payment in the mid-six figures in consideration of the license granted to us and for the initial supply of Hiltonol for the planned GEN-009 Phase 1/2 trial, (ii) a supply price for Hiltonol in the low-three figures per vial of Hiltonol for use in clinical trials or commercial use, (iii) a milestone payment in the low-six figures upon the achievement of certain clinical trial milestones for each Combination Product, (iv) a milestone payment in the mid-six figures upon the first marketing approval for each Combination Product in certain territories, and (v) tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.

We may terminate the agreement upon a decision to discontinue the development of the Combination Product or upon a determination by us or an applicable regulatory authority that Hiltonol or a Combination Product is not clinically safe or effective. The agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency or dissolution.

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

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with GMPs to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices ("GTP") for the use of human cellular and tissue products;

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

Under the Prescription Drug User Fee Act ("PDUFA"), as re-authorized for an additional five years in 2017, each BLA must be accompanied by a significant user fee. PDFUA also imposes annual product fees based on each approved biologic. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

United States Fraud and Abuse, Transparency and Privacy Laws

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

Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such anti-kickback laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent.

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

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

Reimbursement

In both domestic and foreign markets, the commercial success of any approved products will depend, in part, on the availability of coverage and adequate reimbursement of such products from third-party payors, such as government health care programs, commercial insurance and managed care organizations. Patients who are provided vaccinations, and providers providing vaccinations, generally rely on third-party payors to reimburse all or part of the associated health care costs. Sales of any approved vaccines will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our approved vaccines will be paid by third-party payors. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of health care costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. In addition, there is significant uncertainty regarding the reimbursement status of newly approved health care products. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the "Healthcare Reform Act") which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. The Trump administration may also take executive action in the absence of legislative action. For example, in October 2017, the President announced that his administration will withhold the cost-sharing subsidies paid to health insurance exchange plans serving low-income enrollees. Actions by the administration are widely expected to lead to fewer Americans having more comprehensive health insurance compliant with the Healthcare Reform Act, even in the absence of a legislative repeal. Tax reform legislation was also enacted at the end of 2017 that includes provisions that will affect healthcare insurance coverage and payment, such as the elimination of the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). In a November, 2017 report, the Congressional Budget Office estimates that the elimination will increase the number of uninsured by 4 million in 2019 and 13 million in 2027.

There have also been efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

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

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for non-clinical studies and clinical trials, as well as for commercial manufacture if our product candidates receive marketing approval. To date, in preparation for the filing of our GEN-009 IND application, we have obtained materials for GEN-009 from third-party manufacturers who are sole source suppliers to us. We intend to identify and qualify contract manufacturers to provide peptide production, adjuvant production, and fill-and-finish services prior to submission of a BLA to the FDA.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of February 16, 2018.

Name	Age	Position
William Clark	49	President and Chief Executive Officer
Jonathan Poole	43	Chief Financial Officer
Eric Hoffman, Ph.D.	48	Chief Business Officer
Jessica Baker Flechtner, Ph.D.	46	Chief Scientific Officer

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

Jessica Baker Flechtner, Ph.D. has held multiple scientific roles since joining our Company in March 2007 and has served as our Chief Scientific Officer since February 2016, Senior Vice President of Research from February 2014 to January 2016, Vice President of Research from January 2010 to February 2014, and Senior Director, Research and Development from 2007 to 2010. Prior to joining our Company, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on various pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School and holds a Ph.D. in Cellular Immunology and B.S. in Animal Science from Cornell University. She is a member of the American Association of Immunologists, American Association for Cancer Research, Society for the Immunotherapy of Cancer, the President’s Council of Cornell Women, and Women in Bio.

Employees

As of December 31, 2017, we had 52 full-time employees. Of these 52 employees, 41 employees are engaged in research and development and 11 employees are engaged in finance, human resources, facilities and business and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

We are a preclinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $56.7 million, $49.6 million, and $42.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, we had accumulated deficits of approximately $264.2 million and $207.5 million, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products and have financed our operations primarily through private placements of our preferred stock, debt financing, our initial public offering ("IPO") completed in February 2014, and follow-on public offerings in March 2015, August 2015 and January 2018 and we do not expect to generate any product revenues in the foreseeable future. We do not know whether or when we will generate product revenues or become profitable.

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

•	manufacture material for clinical trials and for commercial sale;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make royalty, milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

As of December 31, 2017, our cash and cash equivalents were $12.3 million. On January 19, 2018, we consummated concurrent public offerings of our common stock and warrants exercisable for shares of our common stock and preferred stock and warrants exercisable for shares of our common stock (the "Concurrent Offerings"), which raised net proceeds of $51.7 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-009 and any other neoantigen cancer vaccine product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, because of the significant expense associated with conducting clinical trials, we cannot be certain we will have sufficient capital to complete such trials for a given product candidate.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents, together with the proceeds of the Concurrent Offerings, are sufficient to support our operating expenses and capital expenditure requirements into the second half of 2019, without assuming the expected benefit of the restructuring or refinancing of our debt facility.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with strategic partnerships with third parties. In 2015, we raised additional net capital of approximately $95.2 million through follow-on public offerings in March and August along with $4.7 million of net debt financing in December. In January 2018, we raised additional net capital of approximately $51.7 million through the Concurrent Offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-009, our immuno-oncology program, or our other product candidates. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003, pending our exploration of strategic alternatives for advancing that product candidate. If we are unable to raise additional capital when needed, we may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our stockholders will experience substantial additional dilution if shares of our preferred stock are converted into, or outstanding options or warrants are exercised for, common stock.
As of February 14, 2018, there were 1,635 shares of our Series A convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 1,635,000 shares of our common stock. As of February 14, 2018, there were 29,108,153 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $1.22 per share, and 5,516,213 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $4.19 per share. The conversion of the outstanding shares of our Series A convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•
delays by us in reaching a consensus with regulatory agencies on trial design, including the IND for GEN-009 expected to be filed with the FDA in the first quarter of 2018 and initiation of our Phase 1 clinical trial for GEN-009 expected to occur in mid-2018;

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

Delays, including delays caused by the above factors, can be costly and could negatively affect our ability to complete a clinical trial. We cannot give any assurance that we will be able to resolve any delay caused by the factors described above or any other factors, on a timely basis or at all. If we are not able to successfully initiate and complete subsequent clinical trials, we will not be able to obtain regulatory approval and will not be able to commercialize our product candidates.

Our active product candidate, GEN-009, and our current and future potential product candidates arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for vaccines, immunotherapies and medical treatments.

We have concentrated our research and development efforts on T cell vaccine and immunotherapy technology, which is a novel approach for vaccines, immuno-therapies and medical treatments, and our future success is highly dependent on the successful development of T cell immunotherapies in general, and our active development product and current and future product candidates in particular. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to vaccines and immunotherapies may prevent further development or approval of our current and future product candidates. There can be no assurance that any development problems we or others researching T cell vaccines and immunotherapies may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Because of the novelty of this approach, there may be unknown safety risks associated with the vaccines and immunotherapies that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe AEs caused by the vaccines and immunotherapies. If approved, the novel mechanism of action of the vaccines may adversely affect physician and patient perception and uptake of our products.

Our active development product, GEN-009, includes a novel vaccine adjuvant and our other current and potential future product candidates may include one or more novel adjuvants, which may make it difficult for us to predict the time and cost of product development as well as the requirements the FDA or other regulatory agencies may impose to demonstrate the safety of such product candidates.

Novel vaccine adjuvants, included in some of our product candidates, may pose an increased safety risk to patients. Adjuvants are compounds that are added to vaccine antigens to enhance the activation of the immune system and improve the immune response and efficacy of vaccines. Development of vaccines with novel adjuvants requires evaluation in larger numbers of patients prior to approval than would be typical for therapeutic drugs. Guidelines for evaluation of vaccines with novel adjuvants have been established by the FDA and other regulatory bodies and expert committees. Our product candidates, including GEN-009, may include one or more novel adjuvants. Any neoantigen cancer vaccine, because of the presence of an adjuvant, may have side effects considered to pose too great a risk to patients to warrant approval of the vaccine.

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

We do not have any manufacturing facilities or personnel. We do not expect to independently conduct all aspects of our product manufacturing. We intend to rely on third parties with respect to manufacturing GEN-009. We have also relied on third party suppliers and manufacturers to manufacture and supply vaccines for our GEN-003 clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We are a party to a number of license and collaboration agreements that are important to our business, and we may enter into additional license or collaboration agreements in the future. For example, our discovery platform is built, in part, around patents exclusively in-licensed from academic or research institutions. See “Business - In-License Agreements” and “Business - Other Collaborations” for a description of our outstanding license and collaboration agreements with the University of California, Harvard, and Novavax. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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

•	the cost, safety and efficacy of treatment in relation to alternative treatments;

•	the availability of adequate coverage and reimbursement by third-party payors and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects;

•	the effectiveness of our sales and marketing efforts; and

•	the restrictions on the use of our products together with other medications, if any.

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

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. Coverage and reimbursement can vary significantly from payor to payor. As a result, obtaining coverage and reimbursement approval for a product from each government and other third-party payor will require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately, with no assurance that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that coverage determinations or reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

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

The impact of health care reform legislation and other changes in the health care industry and in health care spending on us is currently unknown, and may adversely affect our business model.

In the United States, and in some foreign jurisdictions, the legislative landscape continues to evolve. Our revenue prospects could be affected by changes in health care spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Healthcare Reform Act, as well as ongoing efforts to eliminate or significantly modify the Healthcare Reform Act. For example, recent tax reform legislation eliminating the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 is expected to increase significantly the number of uninsured. See “Business-United States Government Regulation-Reimbursement”. It is likely that federal and state legislatures within the United States as well as foreign governments will continue to consider changes to existing health care legislation.

We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts within the United States or abroad. There is no assurance that health care reform will not adversely affect our business and financial results, and we cannot predict how future legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

In December 2015, we entered into the First Amendment to the 2014 Term Loan with Hercules. The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches, which expired unused at December 15, 2016. At December 31, 2017, $14.3 million was outstanding under the amended 2014 Term Loan.

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

We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer, Jonathan Poole, our Chief Financial Officer, and Jessica Flechtner, Ph.D., our Chief Scientific Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management.

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

Our largest stockholder, New Enterprise Associates (“NEA”), could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, NEA, beneficially owns, in the aggregate, shares representing approximately 30% of our outstanding common stock as of February 14, 2018. In addition, one member of our board of directors is associated with NEA. As a result, we expect that NEA will be able to exert significant influence over our business. NEA may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the "Court”), naming the Company, Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017, and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint sought unspecified damages and costs. On November 3, 2017, another purported Company shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported Company shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton as lead counsel. On February 14, 2018, the parties submitted a stipulation proposing a briefing schedule with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29,

2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors as defendants, and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.

These lawsuits and this type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Failure to comply with The Nasdaq Global Market continued listing requirements may result in our common stock being delisted from The NASDAQ Global Market.

If our stock price falls below $1.00 per share or the market value of our common stock drops below $50 million, we may not continue to qualify for continued listing on The Nasdaq Global Market (“Nasdaq”). To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share and a market value of our common stock of at least $50 million. If either the closing bid price of our common stock is below $1.00 per share for 30 consecutive trading days or the market value of our common stock is below $50 million for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 or a minimum market value of our common stock of $50 million for at least ten consecutive business days, as applicable, although Nasdaq could require a longer period. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities.

Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

We cannot assure you that any material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income in respect of net operating losses generated during or after 2018 and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are currently subject to taxation in the United States and Massachusetts.  In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places.  Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

Item 3.        Legal Proceedings

From time to time we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report on Form 10-K, except as discussed below, we do not believe we are party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts (the "District of Massachusetts" or the "Court"), naming the Company, Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017, and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint sought unspecified damages and costs. On November 3, 2017, another purported Company shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported Company shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton as lead counsel. On February 14, 2018, the parties submitted a stipulation proposing a briefing schedule with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29, 2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors as defendants, and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.

The Company does not have contingency reserves established for any litigation liabilities.

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

	HIGH	LOW
2017
Fourth Quarter	$2.15	$1.01
Third Quarter	$6.78	$1.13
Second Quarter	$7.29	$4.92
First Quarter	$6.20	$4.01
2016
Fourth Quarter	$5.22	$3.28
Third Quarter	$6.39	$3.86
Second Quarter	$7.74	$3.35
First Quarter	$8.07	$2.56

Holders

As of February 14, 2018, there were approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

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

The following graph compares the performance of our common stock to The Nasdaq Composite Index and to The Nasdaq Biotechnology Index from February 5, 2014 (the first date that shares of our common stock were publicly traded) through December 31, 2017. The comparison assumes $100 was invested after the market closed on February 5, 2014 in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

_________________________

*	$100 invested on 2/5/2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31, 2017.

Cumulative Total Return Comparison

	2/5/2014	Mar-14	Jun-14	Sep-14	Dec-14	Mar-15	Jun-15	Sep-15	Dec-15	Mar-16	Jun-16	Sep-16	Dec-16	Mar-17	Jun-17	Sep-17	Dec-17
Genocea Biosciences, Inc.	100.00	165.36	170.45	82.27	63.64	107.82	124.82	62.27	47.91	70.36	37.27	46.55	37.45	55.36	47.45	13.27	10.55
Nasdaq Composite	100.00	104.67	109.89	112.01	118.06	122.17	124.31	115.17	124.82	121.40	120.72	132.42	134.19	147.37	153.07	161.93	172.09
Nasdaq Biotechnology	100.00	99.66	108.44	115.41	128.26	145.21	156.00	127.93	142.91	110.08	108.73	122.20	111.93	123.90	131.02	141.00	135.49

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding stock options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	4,129,178	$5.48	1,114,067	(2)

(1) Includes information regarding our 2014 Equity Incentive Plan.
(2) Does not include 1,149,396 shares added to the 2014 Equity Incentive Plan under the evergreen provision on January 1, 2018.

Item 6.        Selected Financial Data

The selected statements of operations data for each of the three years in the period ended December 31, 2017 and the balance sheet data at December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data at December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

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

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Grant revenue	$—	$235	$670	$308	$731

Operating expenses:
Research and development	39,204	34,645	28,049	23,727	15,695
General and administrative	13,433	15,427	13,987	9,747	4,961
Restructuring costs	2,618	—	—	—	—
Refund of research and development expense	—	(1,592)	—	—	—
Total operating expenses	55,255	48,480	42,036	33,474	20,656
Loss from operations	(55,255)	(48,245)	(41,366)	(33,166)	(19,925)
Other expense, net:
Interest income	250	410	163	55	6
Interest expense	(1,705)	(1,738)	(1,280)	(1,025)	(465)
Change in fair value of warrants	—	—	—	(725)	(222)
Loss on debt extinguishment	—	—	—	(435)	(200)
Total other expense, net	(1,455)	(1,328)	(1,117)	(2,130)	(881)
Net loss	$(56,710)	$(49,573)	$(42,483)	$(35,296)	$(20,806)
Comprehensive loss	$(56,710)	$(49,573)	$(42,490)	$(35,303)	$(20,806)

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$(56,710)	$(49,573)	$(42,483)	$(35,296)	$(20,806)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(180)	(1,605)
Net loss attributable to common stockholders	$(56,710)	$(49,573)	$(42,483)	$(35,476)	$(22,411)
Net loss per share attributable to common stockholders - basic and diluted (1)	$(1.98)	$(1.75)	$(1.74)	$(2.27)	$(75.46)
Weighted-average number of common shares used in net loss per share attributable to common stockholders - basic and diluted	28,603	28,299	24,460	15,618	297

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and investments	$12,273	$63,362	$106,432	$47,079	$12,208
Working capital	(2,698)	53,918	89,226	42,173	8,382
Total assets	17,488	69,896	112,142	50,332	15,761
Preferred stock warrant liability	—	—	—	—	656
Preferred stock	—	—	—	—	81,562
Common stock and additional paid-in capital	258,143	253,024	247,578	147,941	—
Total stockholders’ equity (deficit)	(6,050)	45,541	89,661	32,507	(80,131)
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

Overview

We are a biopharmaceutical company that discovers and develops novel cancer vaccines. We use our proprietary discovery platform, ATLAS, to recall a patient’s pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. We believe that using ATLAS to identify antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines.

In September 2017, we announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines. Currently, all of our research programs and product candidates in active development are at the preclinical stage. Our most advanced program is our preclinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine. The GEN-009 program uses ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual’s tumor. We are also exploring partnering opportunities in the development of cancer vaccines targeting tumor-associated antigens and a vaccine targeting cancers caused by Epstein-Barr Virus, or EBV.

We have one Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, we announced that we are exploring strategic alternatives to maximize value for GEN-003 through sale, partnership or other means. Consequently, substantially all GEN-003 spending and activities were ceased and we reduced our workforce by approximately 40 percent. We continue to believe that GEN-003 could address unmet medical needs of genital herpes patients.

ATLAS Platform

The importance of the T cell arm of the immune system is increasingly understood to be critical in the treatment of certain cancers. However, the discovery of effective T cell targets has been particularly challenging for two reasons. First, the diversity of human T cell responses means that an effective T cell target for one person may be different from an effective T cell target for another person. Second, the number of candidate targets for T cell responses can be very large with up to thousands of candidate antigens per patient in some cancers. These complexities represent fundamental barriers that traditional cancer vaccine target discovery tools, which rely largely on computer modeling - so-called predictive algorithms - have, as yet, only been poorly addressed.

We have designed the ATLAS platform to overcome these T cell target discovery challenges by identifying true neoantigens in an individual rather than using traditional predictive methods. We believe ATLAS represents the most comprehensive and accurate high throughput system for T cell vaccine and immunotherapy discovery in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of potential T cell targets for an individual’s cancer, allowing us to identify vaccine and immunotherapy targets associated with T cell responses which may kill an individual’s cancer.

We believe we are a leader in the field of T cell vaccine and immunotherapy discovery and development. Our management and scientific teams possess considerable experience in vaccine, immunotherapy and anti-infective research, manufacturing, clinical development and regulatory matters.

Our Immuno-Oncology Program

We are focused on combining our antigen selection and vaccine development expertise to create new immuno-oncology treatments. Our potential cancer vaccines will be designed to educate T cells to recognize and attack specific targets and thereby kill cancer cells. We are working to develop personalized cancer vaccines by applying ATLAS to identify patient neoantigens that are associated with that individual’s pre-existing immune responses to a tumor.

Neoantigens are personalized tumor mutations that are seen as “foreign” by an individual’s immune system. Data published in recent years have indicated that an individual’s response to neoantigens drives checkpoint inhibitor efficacy and that it is possible to vaccinate an individual against their own neoantigens. If approved, neoantigen vaccines could be used in combination with existing treatment approaches for cancer, including immune checkpoint inhibitors, to potentially direct and enhance an individual’s T cell response to the individual’s cancer, thereby potentially affording better clinical outcomes.

Our lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate designed to direct a patient’s immune system to attack their tumor. GEN-009’s neoantigens are identified by our proprietary ATLAS platform, which recalls a patient’s pre-existing CD4+ and CD8+ cell immune responses to their tumor. Following ATLAS neoantigen identification, we will manufacture a personal vaccine for each patient.

We anticipate filing a personalized cancer vaccine IND application with the FDA in the first quarter of 2018 for GEN-009. We plan to initiate a Phase 1/2 clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but a high risk of relapse in mid-2018. We expect to report initial immunogenicity data from this trial in the first half of 2019.

We are also using ATLAS to develop cancer vaccines targeting tumor-associated, or shared, antigens and vaccines against cancers of viral origin. Our strategy in immuno-oncology combines our own internal neoantigen vaccine development programs with a focus on partnering ATLAS for these other immuno-oncology applications.

In November 2015, we commenced a program focused on EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV, given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family, in which we have deep experience through our development of GEN-003. We are currently seeking a partner to advance the development of this vaccine.

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	Neoantigen cancer vaccine	Pre-clinical	File IND; commence Phase 1/2 clinical proof of concept trial	First quarter of 2018; mid-2018
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-007	Epstein-Barr Virus	Research	Select antigen candidates	Ongoing, exploring partnering opportunities
GEN-006	Immuno-oncology -tumor‑associated antigen vaccine	Research	Select antigen candidates	Ongoing, exploring partnering opportunities

GEN-003 — Phase 2 immunotherapy for genital herpes, currently exploring strategic alternatives

Prior to our September 2017 strategic shift announcement, our lead program was GEN-003, a Phase 3-ready investigational immunotherapy for the treatment of genital herpes that had completed three positive clinical trials. We are currently exploring strategic alternatives to maximize shareholder value from GEN-003, during which time we have ceased substantially all activities under the GEN-003 program.

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of December 31, 2017, we had received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2017, our cash and cash equivalents were $12.3 million.

Since inception, we have incurred significant operating losses. Our net losses were $56.7 million and $49.6 million for the years ended December 31, 2017 and 2016, respectively, and our accumulated deficit was $264.2 million as of December 31, 2017. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In January 2018, we completed the Concurrent Offerings in which we sold (i) 53.4 million shares of our common stock and accompanying Class A warrants to purchase up to 26.7 million shares of our common stock, at a combined price of $1.00 per share, and accompanying Class A warrant to purchase 0.5 shares of common stock for aggregate gross proceeds of approximately $53.4 million and (ii) 1,635 shares of our Series A convertible preferred stock, which are convertible into 1.6 million shares of our common stock, and accompanying Class A warrants to purchase up to 0.8 million shares of our common stock for aggregate gross proceeds of approximately $1.6 million. Each Class A warrant has an exercise price of $1.20 per share and will expire five years from the date of issuance. We received net proceeds from these offerings of approximately $51.7 million, after deducting approximately $3.3 million in underwriting discounts and commissions, excluding offering costs payable by us.

We believe that our cash and cash equivalents at December 31, 2017, together with the proceeds from the Concurrent Offerings, are sufficient to support our operating expenses and capital expenditure requirements into the second half of 2019, without assuming the expected benefit of the restructuring or refinancing of our debt facility.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, cash equivalents and investments, and any proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for or commercially launch GEN-009 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Grant revenue

Grant revenue consists of revenue earned to conduct vaccine development research. We have received grants from private not-for-profit organizations and federal agencies. These grants have related to the discovery and development of several of our non-active product candidates, including non-active product candidates for the prevention of pneumococcus, chlamydia, and malaria. Revenue under these grants is recognized as research services are performed. Funds received in advance of research services being performed are recorded as deferred revenue. We plan to continue to pursue grant funding, but there can be no assurance we will be successful in obtaining such grants in the future.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	personnel-related expenses, including salaries, benefits, stock-based compensation expense and travel;

•	expenses incurred under agreements with CROs, CMOs, consultants and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies.

We expense internal research and development costs to operations as incurred. We expense third party costs for research and development activities, such as conducting clinical trials, based on an evaluation of the progress to completion of specific performance or tasks such as patient enrollment, clinical site activations or information, which is provided to us by our vendors.

The following table identifies research and development expenses on a program-specific basis for our product candidates (in thousands):

	Years ended December 31,
	2017	2016	2015
Genital herpes (GEN-003)(1)	$21,574	$19,641	$15,555
Immuno-oncology program (2)	12,604	3,060	—
Other research and development (3)	5,026	11,944	12,494
Total research and development	$39,204	$34,645	$28,049
_________________________
(1)Includes direct and indirect internal costs and external costs such as CMO and CRO costs.
(2)Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.
(3)    Includes costs that are not specifically allocated by project, including facilities costs, depreciation expense, and other costs. In addition, costs for programs that were paused in 2016 or earlier are included in this line item.

We expect our overall research and development expenses will decrease given the strategic shift and restructuring announced in September 2017 that resulted in our ceasing clinical trials for GEN-003. However, we do expect our research and development costs incurred on our immuno-oncology programs to increase as we continue to develop our supply chain and manufacturing capabilities for our GEN-009 program, prepare an IND, prepare for and initiate the clinical trials for GEN-009, and, subject to the selecting and accessing of a novel delivery technology platform, advance our next generation neoantigen vaccine program, GEN-010, in preclinical development.

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

Stock-based compensation expense includes options granted to employees and non-employees and has been reported in our statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Research and development	$1,310	$1,568	$1,690
General and administrative	2,924	2,579	2,158
Total	$4,234	$4,147	$3,848

We estimated the fair value of stock options of each employee stock award at the grant date using the following assumptions:

	Years ended December 31,
	2017	2016	2015
Expected Volatility	74.6% - 90.1%	67.4% - 77.9%	68.5% - 85.3%
Risk-free interest rate	1.85% - 2.18%	1.14% - 2.09%	1.56% - 1.94%
Expected term (in years)	5.5 - 9.88	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%	0%

At December 31, 2017, we had approximately $4.8 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately three years. Our stock-based compensation expense for stock options has increased primarily based upon headcount growth and the related number of stock option awards granted to new and existing employees.

Results of Operations

Comparison of the Years Ended December 31, 2017 and December 31, 2016

	Years Ended December 31,		Increase
(in thousands)	2017	2016	(Decrease)
Grant revenue	$—	$235	$(235)

Operating expenses:
Research and development	39,204	34,645	4,559
General and administrative	13,433	15,427	(1,994)
Restructuring costs	2,618	—	2,618
Refund of research and development expense	—	(1,592)	(1,592)
Total operating expenses	55,255	48,480	6,775
Loss from operations	(55,255)	(48,245)	7,010
Other income and expenses:
Interest income	250	410	(160)
Interest expense	(1,705)	(1,738)	(33)
Total other income and expense	(1,455)	(1,328)	127
Net loss	$(56,710)	$(49,573)	7,137

Grant revenue

We did not record any grant revenue in the year ended December 31, 2017 as compared to $0.2 million for the year ended December 31, 2016. The $0.2 million decrease was due to the completion of work, as of March 31, 2016, related to a $1.2 million grant entered into with the Bill & Melinda Gates Foundation (the "Gates Foundation") in September 2014.

Research and development expenses

Research and development ("R&D") expenses increased approximately $4.6 million to $39.2 million for the year ended December 31, 2017 from $34.6 million for the same period ended December 31, 2016. Higher research and development spending was due largely to increases in external manufacturing related costs (approximately $4.5 million), compensation, consulting and professional services (approximately $2.2 million), depreciation and facility costs (approximately $0.5 million), offset by decreased clinical and lab related costs (approximately $2.6 million).

On a program basis, GEN-003 costs increased $1.9 million in the year ended December 31, 2017, driven by increased external manufacturing related expenses (approximately $1.7 million) to support the Phase 3 clinical drug supply and increased headcount and consulting and professional service costs (approximately $2.6 million) in advance of the previously planned Phase 3 clinical trials. Increases were offset by decreased clinical and lab related costs (approximately $2.4 million). Spending increases on GEN-009 and other immuno-oncology programs (approximately $9.5 million) were driven primarily by increased headcount and consulting and professional service costs (approximately $5.0 million), manufacturing related costs (approximately $2.9 million), depreciation and facility related (approximately $0.3 million) and clinical and lab related (approximately $1.2 million) in anticipation of an IND filing in the first quarter of 2018. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expense decreased $2.0 million to $13.4 million for the year ended December 31, 2017 from $15.4 million for the year ended December 31, 2016. Decreases in depreciation (approximately $0.6 million), office and facility related costs (approximately $0.5 million) and consulting and professional services (approximately $1.0 million) were offset by increased compensation related costs (approximately $0.1 million).

Refund of research and development costs

In February 2016, we recorded a gain upon receipt of 1.6 million, including accrued interest, pursuant to contractual obligations under the Novavax Agreement to refund research and development expenses paid to Novavax between 2009 and 2011.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent. We incurred a charge of approximately $1.1 million for employee severance, benefits and related costs in the third quarter of 2017, of which the majority was paid by December 31, 2017. In addition, we incurred approximately $0.5 million of expense due to contract termination clauses that we anticipate will result in future cash payments and approximately $1.0 million in non-cash asset impairment charges.

Interest Income

Interest income decreased $0.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 as a result of lower invested balances due to working capital needs to fund operations.

Interest Expense

Interest expense was consistent between the years ended December 31, 2017 and 2016. Interest expense consists of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

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

Grant revenue

Grant revenue decreased by $0.4 million for the year ended December 31, 2016 to $0.2 million from $0.7 million for the year ended December 31, 2015. We entered into a $1.2 million grant with the Gates Foundation in September 2014. Grant revenue was earned on activities that occurred throughout the twelve-month period in 2015 and were largely completed in the first quarter of 2016.

Research and development expenses

R&D expenses increased approximately $6.6 million to $34.6 million for the year ended December 31, 2016 from $28.0 million for the same period ended December 31, 2015.  Increases in compensation, consulting and professional services (approximately $5.0 million), lab-related costs (approximately $1.4 million), facility costs (approximately $0.9 million), and depreciation expense (approximately $0.4 million), were offset by decreases in manufacturing costs (approximately $0.8 million) and clinical costs (approximately $0.4 million). The remaining increases, all insignificant by spending category, are attributable to the overall growth of the research and development function.

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

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had an accumulated deficit of approximately $264.2 million. We had cash and cash equivalents of $12.3 million at December 31, 2017.

Since our inception through December 31, 2017, we have received an aggregate of $279.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants.

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

In January 2018, we completed the Concurrent Offerings in which we sold (i) 53.4 million shares of our common stock and accompanying warrants to purchase up to 26.7 million shares of our common stock for aggregate gross proceeds of approximately $53.4 million and (ii) 1,635 shares of our Series A convertible preferred stock, which are convertible into 1.6 million shares of our common stock and accompanying warrants to purchase up to 0.8 million shares of our common stock for aggregate gross proceeds of approximately $1.6 million. We expect that our existing cash and cash equivalents, together with the proceeds from the Concurrent Offerings, are sufficient to support our operating expenses and capital expenditure requirements into the second half of 2019, without assuming the expected benefit of the restructuring or refinancing of our debt facility.

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

In December 2015, we entered into an amendment to the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million and permits us to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche would become available through December 15, 2016, subject to us demonstrating sufficient evidence of continued clinical progression of our GEN-003 product and making favorable progress in applying our proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $14.3 million was outstanding under the amended 2014 Term Loan at December 31, 2017.

The 2014 Term Loan had an original maturity of July 1, 2018. The eligibility requirements for the second tranche also contained an election for us to extend the maturity date to January 1, 2019. During the second quarter of 2015, we elected to extend the maturity date of the 2014 Term Loan. The maturity date of January 1, 2019 remained unchanged by the First Amendment.

In January 2018, we entered into an amendment to the Loan Agreement (the "Second Amendment") with Hercules. The Second Amendment provides for a deferred payment period of our outstanding principal balance for the three consecutive months commencing on February 1, 2018 through and including April 1, 2018. During the deferred payment period, we will continue to make monthly payments of interest. See Note 6 within the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for future principal payments, including the end of term charge of 4.95%, on the 2014 Term Loan. We have initiated a process to restructure or refinance the debt facility with Hercules to better align repayment of the debt with our new corporate strategy and anticipated clinical milestones. If this process is successful, we expect to be able to defer certain debt principal payments, thereby reducing expected significant cash payments in 2018 and 2019 relating to our current debt facility with Hercules.

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

We expect that our existing cash and cash equivalents, together with the proceeds from the Concurrent Offerings, are sufficient to support our operating expenses and capital expenditure requirements into the second half of 2019, without assuming the expected benefit of the restructuring or refinancing of our debt facility. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

We will need to obtain substantial additional funding in order to complete clinical trials for GEN-009 and our other product candidates in order to receive regulatory approval. To the extent that we raise additional capital through the sale of our common stock, convertible securities or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back or discontinue the development of GEN-009 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to GEN-003, GEN-009 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Net cash used in operating activities	$(47,599)	$(41,835)
Net cash provided by investing activities	34,909	50,711
Net cash (used in) provided by financing activities	(2,461)	1,289
Net (decrease) increase in cash and cash equivalents	$(15,151)	$10,165

Operating Activities

Net cash used in operations increased $5.8 million to $47.6 million for the year ended December 31, 2017 from $41.8 million for the year ended December 31, 2016. The increase was due primarily to a higher net loss of approximately $7.1 million which was offset by an asset impairment charge of approximately $1.0 million.

Investing Activities

Net cash provided by investing activities decreased $15.8 million to $34.9 million for the year ended December 31, 2017 compared to $50.7 million of cash used in investing activities for the year ended December 31, 2016. The decrease was primarily due to a decrease in net proceeds from investment purchases, maturities and sales of $17.3 million and a decrease in cash used to purchase property and equipment of $1.4 million.

Financing Activities

Net cash (used in) provided by financing activities decreased $3.8 million to $(2.5) million for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. The decrease was due largely to $3.1 million payments on our long-term debt in 2017.

The following table summarizes our sources and uses of cash for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(41,835)	$(38,360)
Net cash provided by (used in) investing activities	50,711	(64,937)
Net cash provided by financing activities	1,289	100,498
Net increase (decrease) in cash and cash equivalents	$10,165	$(2,799)

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

Investing Activities

Net cash provided by (used in) investing activities increased $115.6 million to $50.7 million for the year ended December 31, 2016 compared to $64.9 million of cash used in investing activities for the year ended December 31, 2015. The increase was primarily due to net proceeds from investment maturities and sales of $53.2 million in 2016 compared to net investments made of $62.2 million in 2015.

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

Net Operating Loss Carryforwards

At December 31, 2017, we had United States federal and state net operating loss carryforwards of approximately $160.6 million and $145.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. At December 31, 2017, we had federal and state R&D tax credit carryforwards of approximately $6.1 million and $2.9 million available, respectively, to reduce future tax liabilities which expire at various dates through 2037. Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2017, we recorded a 100% valuation allowance against our net operating loss and R&D tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of payment due date by period at December 31, 2017 (in thousands):

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt(1)	$14,693	$6,659	$8,034	$—	$—
Operating leases	3,518	1,607	1,911	—	—
	$18,211	$8,266	$9,945	$—	$—
_________________________

(1)
As of December 31, 2017, we had a total of $14.3 million in long-term debt due consisting of amounts due under the 2014 Term Loan. We are obligated to pay an end of term charge of 4.95% of the balance drawn when the principal balance is repaid. We have included $0.8 million in this table for the end of term charge based upon the debt outstanding at December 31, 2017. In January 2018, we entered into an amendment to the 2014 Term Loan. The amendment provides for a deferred payment period of our outstanding principal balance for the three consecutive months commencing on February 1, 2018 through and including April 1, 2018. During the deferred payment period we will continue to make monthly payments of interest.

In February 2014, we entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, we were obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, we were responsible for the partial payment of manufacturing fees to reserve manufacturing slots in the production timeframe. In June and September 2016, we entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for our Phase 3 clinical trials for GEN-003. In September 2017, we notified Fujifilm to cease all manufacturing activities of antigens for GEN-003. Amounts recorded as of December 31, 2017 represent all liabilities for manufacturing services complete or in process prior to the notification date, materials purchased which cannot be re-used or re-purposed by Fujifilm and charges for terminating services within a certain time frame of the anticipated start dates.

We incurred expenses under this agreement of $3.6 million for the year ended December 31, 2017, of which $526 thousand are included in Restructuring costs in the Consolidated Statements of Operations and Comprehensive Loss. We incurred expenses under this agreement of $4.7 million and 4.2 million for the years ended December 31, 2016 and 2015, respectively.

In January 2018, we entered into a License and Supply Agreement with Oncovir, Inc. (“Oncovir”). The Agreement relates to the manufacture and supply of Hiltonol® (poly-ICLC) (“Hiltonol”), an immunomodulator and vaccine adjuvant. Hiltonol is the adjuvant component of GEN-009, the Company’s investigational personal neoantigen cancer vaccine. Under this Agreement, the Company is obligated to pay Oncovir (i) an up-front payment in the mid-six figures in consideration of the license granted to Genocea and for the initial supply of Hiltonol for the planned GEN-009 Phase 1/2 trial, (ii) a supply price for Hiltonol in the low-three figures per vial of Hiltonol for use in clinical trials or commercial use, (iii) a milestone payment in the low-six figures upon the achievement of certain clinical trial milestones for each Combination Product, (iv) a milestone payment in the mid-six figures upon the first marketing approval of commercial sales for each Combination Product in certain territories, and (v) tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products. The Company may terminate the Agreement upon a decision to discontinue the development of the Combination Product or upon a determination by the Company or an applicable regulatory authority that Hiltonol or Combination Product is not clinically safe or effective. The Agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency or dissolution.

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

License Agreement with Harvard.  Under our license agreement with President and Fellows of Harvard College ("Harvard"), in respect of Harvard patent rights covering certain chlamydia antigens, we agreed to pay Harvard royalties in the high single-digits on worldwide net sales by us or our sublicensees of vaccine products comprising such chlamydia antigens. In addition, we are required to pay Harvard specified milestone payments for development of the first such chlamydia vaccine. Under the same license agreement, in respect of patent rights covering aspects of our antigen discovery platform, we agreed to pay Harvard royalties in the low single-digits on worldwide net sales by us or our sublicensees, for a period of 10 years from first commercial sale, of vaccine products comprising antigens (other than chlamydia antigens above) identified through use of the antigen discovery platform covered by licensed Harvard patent rights. In addition, we are required to pay Harvard specified milestone payments for development of such vaccines. We do not expect to make milestone payments in 2018 under this agreement. If we sublicense Harvard patent rights, we will owe Harvard a percentage of sublicensing revenue, excluding payments we receive based on the level of sales or profits. We notified Harvard of our partial termination of the license agreement with regard to the chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with Harvard with regard to the chlamydia antigens was terminated and we no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen, and we continue to maintain exclusive rights to aspects of the ATLAS platform covered by this family.

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

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and 2016, we had cash, cash equivalents and investments of $12.3 million and $63.4 million, respectively, consisting primarily of money market funds, U.S Treasury securities, and FDIC insured certificates of deposits. The investments in these financial instruments are made in accordance with an investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk. This means that a change in prevailing interest rates may cause the value of the instruments to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of that security will probably decline. To minimize this risk, we intend to maintain a portfolio that may include cash, cash equivalents and investment securities available-for-sale in a variety of securities, which may include money market funds, government and non-government debt securities and commercial paper, all with various maturity dates. Based on our current investment portfolio, we do not believe that our results of operations or our financial position would be materially affected by an immediate change of 10% in interest rates.

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

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2017 and December 31, 2016, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading
“Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of the Stockholders.

Item 11.        Executive and Director Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 14.        Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for each of the three years in the period ended December 31, 2017

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2017

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2017

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

Genocea Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Genocea Biosciences, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genocea Biosciences, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.
Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009
Boston, Massachusetts
February 16, 2018

Genocea Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$12,273	$27,424
Investments, current portion	—	35,938
Prepaid expenses and other current assets	808	926
Total current assets	13,081	64,288
Property and equipment, net	3,460	4,871
Restricted cash	316	316
Other non-current assets	631	421
Total assets	$17,488	$69,896

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,516	$3,043
Accrued expenses and other current liabilities	5,604	4,178
Current portion of long-term debt	6,659	3,149
Total current liabilities	15,779	10,370
Non-current liabilities:
Long-term debt	7,652	13,809
Other non-current liabilities	107	176
Total liabilities	23,538	24,355
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value;	29	28
Authorized – 175,000 shares; Issued – 28,735 and 28,446 shares at December 31, 2017 and December 31, 2016, respectively; outstanding – 28,735 and 28,445 at December 31, 2017 and December 31, 2016, respectively

Additional paid-in-capital	258,114	252,996
Accumulated deficit	(264,193)	(207,483)
Total stockholders’ equity (deficit)	(6,050)	45,541
Total liabilities and stockholders’ equity	$17,488	$69,896

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Grant revenue	$—	$235	$670

Operating expenses:
Research and development	39,204	34,645	28,049
General and administrative	13,433	15,427	13,987
Restructuring costs	2,618	—	—
Refund of research and development expense	—	(1,592)	—
Total operating expenses	55,255	48,480	42,036
Loss from operations	(55,255)	(48,245)	(41,366)
Other income and expense:
Interest income	250	410	163
Interest expense	(1,705)	(1,738)	(1,280)
Total other income and expense	(1,455)	(1,328)	(1,117)
Net loss	(56,710)	(49,573)	(42,483)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	(7)
Comprehensive loss	$(56,710)	$(49,573)	$(42,490)
Net loss per share - basic and diluted	$(1.98)	$(1.75)	$(1.74)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	28,603	28,299	24,460

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

						Total
			Additional	Other		Stockholders’
	Common Shares		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2014	17,852	$18	$147,923	$(7)	$(115,427)	$32,507
Issuance of common stock upon secondary public offering, net of issuance costs of $509	10,123	10	95,173	—	—	95,183
Issuance of common Stock; ESPP purchase	41	—	213	—	—	213
Exercise of stock options	128	—	383	—	—	383
Vesting of restricted stock	8	—	10	—	—	10
Stock-based compensation expense	—	—	3,848	—	—	3,848
Net loss	—	—	—	—	(42,483)	(42,483)
Balance at December 31, 2015	28,152	28	247,550	(7)	(157,910)	89,661
Issuance of common stock, net of issuance costs of $3	136	—	815	—	—	815
Issuance of common Stock; ESPP purchase	71	—	247	—	—	247
Exercise of stock options	79	—	227	—	—	227
Vesting of restricted stock	7	—	10	—	—	10
Stock-based compensation expense	—	—	4,147	—	—	4,147
Unrealized gain on marketable securities	—	—	—	7	—	7
Net loss	—	—	—	—	(49,573)	(49,573)
Balance at December 31, 2016	28,445	28	252,996	—	(207,483)	45,541
Issuance of common stock, net of issuance costs of $1	52	1	245	—	—	246
Issuance of common stock; ESPP purchase	73	—	180	—	—	180
Exercise of stock options	163	—	459	—	—	459
Vesting of restricted stock	2	—	—	—	—	—
Stock-based compensation expense	—	—	4,234	—	—	4,234
Net loss	—	—	—	—	(56,710)	(56,710)
Balance at December 31, 2017	28,735	$29	$258,114	$—	$(264,193)	$(6,050)

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(56,710)	$(49,573)	$(42,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,516	1,813	1,051
Stock-based compensation	4,234	4,147	3,848
Non-cash interest expense	502	481	369
Asset impairment	1,028	—	—
Gain on sale of equipment	(22)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12	(37)	266
Other long-term assets	(14)	25	(399)
Accounts payable	491	1,190	(1,431)
Deferred revenue	—	(235)	(670)
Accrued expenses and other liabilities	1,364	354	1,089
Net cash used in operating activities	(47,599)	(41,835)	(38,360)
Investing activities
Purchases of property and equipment	(1,178)	(2,538)	(2,784)
Proceeds from sale of equipment	150	—	—
Proceeds from maturities of investments	36,090	79,313	27,498
Purchases of investments	(153)	(26,064)	(89,651)
Net cash provided by (used in) investing activities	34,909	50,711	(64,937)
Financing activities
Proceeds from underwritten public offering, net of issuance costs	246	815	95,183
Deferred financing costs from 2018 underwritten public offering	(197)	—	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	4,719
Repayment of long-term debt	(3,149)	—	—
Proceeds from issuance of common stock under ESPP	180	247	213
Proceeds from exercise of stock options	459	227	383
Net cash (used in) provided by financing activities	(2,461)	1,289	100,498
Net (decrease) increase in cash and cash equivalents	$(15,151)	$10,165	$(2,799)
Cash and cash equivalents at beginning of period	27,424	17,259	20,058
Cash and cash equivalents at end of period	$12,273	$27,424	$17,259
Supplemental cash flow information
Cash paid for interest	$1,189	$1,255	$897
Supplemental disclosure of non-cash investing and financing activities
Property and equipment, net included in accounts payable and accrued expenses	$—	$63	$394

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer vaccines through its AnTigen Lead Acquisition System ("ATLAS"TM) proprietary discovery platform. The ATLAS platform is designed to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. The Company believes that using ATLAS to identify neoantigens and antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines.

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

The Company has one non-active Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, the Company announced it was exploring strategic alternatives for GEN-003. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent.

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

As of December 31, 2017, the Company had an accumulated deficit of approximately $264.2 million. The Company had cash and cash equivalents of $12.3 million at December 31, 2017. In January 2018, the Company sold in concurrent public offerings (the "Concurrent Offerings") (i) 53,365,000 shares of the Company’s common stock and accompanying warrants to purchase up to 26,682,500 shares of common stock and (ii) 1,635 shares of the Company’s Series A convertible preferred stock, which are convertible into 1,635,000 shares of common stock and accompanying warrants to purchase up to 817,500 shares of common stock for net combined proceeds of approximately $51.7 million, after deducting approximately $3.3 million in underwriting discounts and commissions, excluding offering costs payable by us. The Company expects that existing cash and cash equivalents along with the proceeds from the Concurrent Offerings are sufficient to support operating expenses and capital expenditure requirements for at least the next twelve months from the date of filing this Annual Report on Form 10-K.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of Genocea Biosciences, Inc., and a wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

Basis of presentation and use of estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to prepaid and accrued research and development expenses, stock-based compensation expense, income taxes including the valuation allowance for deferred taxes and reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Segment information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company and the Company’s chief operating decision maker view the Company’s operations and manage its business in one operating segment, which is the business of developing and commercializing cancer vaccines. The Company operates in only one geographic segment.

Cash, cash equivalents and investments

The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date are considered to be cash equivalents. The Company’s current and non-current investments are comprised of certificates of deposit and government agency securities that are classified as available-for-sale in accordance with FASB ASC Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as non-current assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in Accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of Interest income or Interest expense, respectively. There were no realized gains or losses recognized for the years ended December 31, 2017, 2016 and 2015.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of December 31, 2017, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

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

Deferred financing costs

Offering costs related to debt and equity financing primarily consist of direct and incremental external expenses. In accordance with ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt

Issuance Costs (“ASU 2015-03”), the Company presents debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction of the carrying value of the debt liability, consistent with the accounting treatment of debt discounts. The amortization of deferred debt financing costs follows the effective interest rate method.

Offering costs related to registration statements and the initiation of the ATM are recorded as an asset and are reclassified to equity on a pro-rata basis based upon the successful selling of common shares compared to the available limits in either equity program. The costs are reviewed for impairment and will be recorded to expense if and when the Company determines that future equity offerings are not probable of occurring. At December 31, 2017 and 2016, the Company had $571 thousand and $339 thousand of deferred offering costs, respectively, recorded as an Other non-current asset.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

There have been no changes to the valuation methods utilized by the Company during the three years ended December 31, 2017. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2017, 2016 and 2015.

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

Property and equipment

Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the statements of operations and comprehensive loss. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

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

Impairment of long-lived assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company recognized $1.0 million of asset impairment losses in the year ended December 31, 2017 related to the September 2017 announcement of its strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines. The Company had not recognized any impairment losses for the years ended December 31, 2016 and 2015.

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

In September 2014, the Company received $1.2 million in the form of a grant entered into with the Bill & Melinda Gates Foundation for the identification of protective T-cell antigens for malaria vaccines. The grant provided for the continued expansion of the Company’s malaria antigen library to aid in the identification of novel protein antigens to facilitate the development of highly efficacious anti-infection malarial vaccines. Activities, and the related grant revenue, were completed under this grant by March 2016. The Company recognized revenue under the agreement of $235 thousand and $640 thousand for the years ended December 31, 2016 and 2015, respectively.

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

Stock-based compensation expense

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations and comprehensive loss based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and FASB ASC Topic 505, Equity (“ASC 505”), and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected volatility of the Company’s stock price, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends and (e) the estimated fair value of the Company’s common stock on the measurement date. Due to the limited operating history of the Company as a public entity and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

The Company early adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718), as of June 30, 2016. In connection with the early adoption, the Company elected an accounting policy to record forfeitures as they occur. There was no financial statement impact upon adoption as the Company had estimated a forfeiture rate of zero given that most option awards vest on a monthly basis. ASU 2016-09 also provides that companies no longer record excess tax benefits or certain tax deficiencies in additional paid-in capital Instead, all excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the Company's statement of operations and comprehensive loss. There was no financial statement impact of adopting this provision of ASU 2016-09 as the Company is in a net operating loss position and all excess tax benefits that exist from options previously exercised require a full valuation allowance. As such, the adoption of this standard did not have a material impact on the financial statements. For the years ended December 31, 2017 and 2016, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Earnings per share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the three years ended December 31, 2017, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents.

Diluted earnings (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net income (loss) per share calculation, preferred stock, stock options, unvested restricted stock, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Years ended December 31,
	2017	2016	2015
Stock options	4,129	3,807	2,723
Restricted stock units	24	—	—
Warrants	78	78	78
Outstanding ESPP	—	73	144
Total	4,231	3,958	2,945

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

In July 2015, the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public business entities will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The standard became effective for the Company on January 1, 2018 (the first quarter of the 2018 fiscal year).
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

3. Cash, cash equivalents and investments

As of December 31, 2017, cash and cash equivalents was comprised of funds in depositary and money market funds. As of December 31, 2016, cash, cash equivalents and investments was comprised of funds in depository, money market accounts, U.S treasury securities, and FDIC-insured certificates of deposit.

The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
Money market funds, included in cash equivalents	$11,528	$11,528	$—	$—
Total	$11,528	$11,528	$—	$—

December 31, 2016
Money market funds, included in cash equivalents	$25,602	$25,602	$—	$—
Certificates of deposit, included in cash equivalents	992	—	992	—
Investments - U.S treasuries	16,508	16,508	—	—
Investments - certificates of deposit	19,429	—	19,429	—
Total	$62,531	$42,110	$20,421	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of December 31, 2017 and 2016.

Cash equivalents and investments at December 31, 2016 consist of the following (in thousands):

	Contractual Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents and investments
U.S. Treasuries	31-181 days	$16,508	$—	$—	$16,508
Certificates of deposit	4-180 days	20,421	—	—	20,421
Total		$36,929	$—	$—	$36,929

4. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2017	2016
Laboratory equipment	$3,771	$4,894
Furniture office equipment	447	921
Computer hardware	315	317
Leasehold improvements	1,524	1,514
Internally developed software	1,970	1,390
Total property and equipment	8,027	9,036
Accumulated depreciation	(4,567)	(4,165)
Property and equipment, net	$3,460	$4,871

Depreciation expense was $1.2 million, $1.7 million and $1.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively. A portion of the Company's internally developed computer software was placed into service during 2016 and $0.1 million of amortization was recorded for the year ended December 31, 2016. The remainder of the Company's internally developed computer software was placed into service during 2017 and $0.3 million of amortization was recorded for the year ended December 31, 2017. No internally developed software was available to be placed into service and no amortization was recorded for the year ended December 31, 2015.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Payroll and employee-related costs	$1,830	$2,090
Restructuring costs	44	—
Research and development costs	2,886	1,239
Other current liabilities	844	849
Total	$5,604	$4,178

6. Long-term debt

2014 Term Loan, First Amendment

On November 20, 2014 (the "Closing Date"), the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”) which provided up to $27.0 million in debt financing in three separate tranches (the “2014 Term Loan”). The first tranche of $17.0 million was available through June 30, 2015, of which $12.0 million was drawn down at loan inception for which approximately $9.8 million of the proceeds were used to repay all outstanding indebtedness under the previously existing $10.0 million loan agreement. The option to draw down the remaining $5.0 million under the first tranche expired unused on June 30, 2015. The second tranche of $5.0 million was subject to certain eligibility requirements which were achieved as of June 30, 2015 and the Company had the option to draw down the second tranche on or prior to December 15, 2015. The second tranche expired unused on December 15, 2015. The third tranche of $5.0 million was not eligible to draw as the Company did not achieve positive results from its Phase 2a human challenge study of GEN-004.

In December 2015, the Company amended the Loan Agreement (the "First Amendment") with Hercules. The First Amendment required the Company to draw an additional $5.0 million and permits it to draw two additional $5.0 million tranches. One $5.0 million tranche was immediately available to draw through December 15, 2016 and a second $5.0 million tranche could have become available through December 15, 2016, subject to the Company demonstrating sufficient evidence of continued clinical progression of its GEN-003 product and making favorable progress in applying its proprietary technology platform toward the development of novel immunotherapies with application in oncology. Both tranches expired unused at December 31, 2016, and $14.3 million was outstanding under the amended 2014 Term Loan at December 31, 2017.

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

The 2014 Term Loan is automatically redeemable upon a change in control whereas the Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date including any unpaid agent’s and lender’s fees and expenses accrued to the date of the repayment including the End of Term Charge and the applicable prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at December 31, 2017.

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

The Company incurred $0.3 million in debt financing costs related to the First Amendment which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $0.1 million of financing costs and also reimbursed Hercules $0.2 million for debt financing costs which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charge is amortized ratably over the term loan period based upon the outstanding debt and the increase in the amount of End of Term Charge due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At December 31, 2017, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of December 31, 2017 and 2016, the Company had outstanding borrowings under the 2014 Term Loan of $14.3 million and $17.0 million, respectively. Interest expense related to the 2014 Term Loan was $1.7 million, $1.7 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

December 31,
2017
2018	$6,659
2019	8,034
Total	$14,693

In January 2018, the Company entered into an amendment to the Loan Agreement (the "Second Amendment") with Hercules. The Second Amendment provides for a deferred payment period of the Company's outstanding principal balance for the three consecutive months commencing on February 1, 2018 through and including April 1, 2018. During the deferred payment period the Company will continue to make monthly payments of interest. The Company initiated a process to restructure or refinance the debt facility with Hercules to better align repayment of the debt with its new corporate strategy and anticipated clinical milestones. If this process is successful, the Company expects to be able to defer certain debt principal payments, thereby reducing expected significant cash payments in 2018 and 2019 relating to the Company's current debt facility with Hercules.

7. Warrants

As of December 31, 2017 and 2016, the Company had warrants outstanding that represent the right to acquire 77,603 shares of common stock, of which 73,725 represented warrants issued to Hercules in relation to the 2014 Term Loan and 3,878 represented warrants to purchase common stock issued in periods prior to the Company's initial public offering ("IPO").

In accordance with ASC Topic No. 815, “Derivatives and Hedging” (Topic No. 815), the Company determined the common stock warrant issued to Hercules to be equity classified.

8. Commitments and contingencies

Lease commitments

In February 2014, the Company signed an operating lease for office and laboratory space that commenced in March 2014 and was set to expire in February 2017 (the "2014 Lease"). In May 2016, the Company entered into a lease amendment (the "2016 Lease") for office and laboratory space currently occupied under the 2014 Lease. The 2016 Lease extends the 2014 Lease by an additional three years through February 2020.

In June 2015, the Company signed a second operating lease for office space in the same building as the 2014 Lease, which was also set to expire in February 2017 (the "2015 Lease"). In August 2016, the Company exercised a three-year renewal option extending the 2015 Lease to February 2020. Rent expense for the years ended December 31, 2017, 2016 and 2015, was $1.5 million, $1.4 million and $1.2 million, respectively.

The minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

December 31, 2017
2018	$1,607
2019	1,637
2020	274
Total	$3,518

At December 31, 2017 and 2016, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company was obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production related costs. Additionally, the Company was responsible for the partial payment of manufacturing fees to reserve manufacturing slots in the production timeframe. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials for GEN-003. In September 2017, the Company notified Fujifilm to cease all manufacturing activities of antigens for GEN-003. Amounts recorded as of December 31, 2017 represent all liabilities for manufacturing services complete or in process prior to the notification date, materials purchased which cannot be re-used or re-purposed by Fujifilm and charges for terminating services within a certain time frame of the anticipated start dates.

The Company incurred expenses under this agreement of $3.6 million for the year ended December 31, 2017, of which $526 thousand are included in Restructuring costs in the Consolidated Statements of Operations and Comprehensive Loss. The Company incurred expenses under this agreement of $4.7 million and $4.2 million for the years ended December 31, 2016 and 2015, respectively.

In January 2018, we entered into a License and Supply Agreement with Oncovir, Inc. (“Oncovir”). The Agreement relates to the manufacture and supply of Hiltonol® (poly-ICLC) (“Hiltonol”), an immunomodulator and vaccine adjuvant. Hiltonol is the adjuvant component of GEN-009, our investigational personal neoantigen cancer vaccine. Under this Agreement, we are obligated to pay Oncovir (i) an up-front payment in the mid-six figures in consideration of the license granted to us and for the initial supply of Hiltonol for the planned GEN-009 Phase 1/2 trial, (ii) a supply price for Hiltonol in the low-three figures per vial of Hiltonol for use in clinical trials or commercial use, (iii) a milestone payment in the low-six figures upon the achievement of certain clinical trial milestones for each Combination Product, (iv) a milestone payment in the mid-six figures upon the first marketing approval of commercial sales for each Combination Product in certain territories, and (v) tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products. We may terminate the Agreement upon a decision to discontinue the development of the Combination Product or upon a determination by us or an applicable regulatory authority that Hiltonol or Combination Product is not clinically safe or effective. The Agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency or dissolution.

Litigation

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the "Court”), naming the Company, Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017, and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint sought unspecified damages and costs. On November 3, 2017, another purported Company shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported Company shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton as lead counsel. On February 14, 2018, the parties submitted a stipulation proposing a briefing schedule with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29, 2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors as defendants, and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.
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

9. Stockholders' equity (deficit)

At December 31, 2017, the Company authorized 175,000,000 shares of common stock at $0.001 par value per share, of which 28,734,898 shares of common stock were issued and outstanding.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40.0 million of its common stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50.0 million of its common stock. In January 2017, the Company sold 52 thousand shares and received $0.2 million in net proceeds after deducting commissions. In April 2016, the Company sold 136 thousand shares and received $0.8 million in net proceeds after deducting commissions. There were no sales under this program during the fiscal year ended December 31, 2015.

Restricted stock

During 2013, a Company director exercised stock options and received 31,092 shares of common stock that were subject to a Stock Restriction and Repurchase Agreement with the Company. Under the terms of the agreement, shares of common stock issued are subject to a vesting schedule and unvested shares are subject to repurchase by the Company. Vesting occurs periodically at specified time intervals and specified percentages. As of December 31, 2017, all shares of common stock were fully vested.

At both December 31, 2017 and December 31, 2016, the Company had issued 35,964 shares of restricted common stock. At December 31, 2016, 1,941 shares of nonvested restricted stock were subject to repurchase by the Company. These shares vested in 2017 and at December 31, 2017 there were no shares of restricted stock subject to repurchase by the Company.

In May 2017, the Company granted an officer 47,620 units of Restricted Stock ("RSUs") in accordance with the 2014 Equity Incentive Plan (the "2014 Equity Plan") and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 units of RSUs vested immediately, and another 23,810 units of RSUs will vest on the eighteen month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 RSUs, which contained a performance condition of completing a material financing event on or before September 30, 2017, were canceled as the performance criterion was not achieved. As of December 31, 2017, 23,810 RSUs remain unvested.

10. Stock and employee benefit plans

The Company’s board of directors adopted the 2014 Equity Plan, which was approved by its stockholders and became effective prior to the commencement of the Company's IPO.

The 2014 Equity Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other awards to key employees and directors of, and consultants and advisors to, the Company. The maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2014 Equity Plan is 903,494 shares, plus 219,765 shares that were available for grant under the 2007 Equity Incentive Plan (the "2007 Equity Plan") on the date the 2014 Equity Plan was adopted. The 2014 Equity Plan provides that the number of shares available for issuance will automatically increase annually on each January 1, from January 1, 2015 through January 1, 2024, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding common stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s board of directors. On January 1, 2018, the total number of shares available for issuance under the 2014 Equity Plan increased by 1,149,396 for shares under this provision.

Outstanding option awards granted from the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. The shares of common stock underlying awards that are cancelled, forfeited, repurchased, expire or are otherwise terminated under the 2007 Equity Plan are added to the shares of common stock available for issuance under the 2014 Equity Plan. At December 31, 2017, 5,274,992 option awards are permitted under the Company's equity plans and 1,114,067 awards remain available for future grants.

Stock options issued to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period. The total expense related to all non-employee options for the years ended December 31, 2017, 2016 and 2015 was $338 thousand, $271 thousand and $263 thousand, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Research and development	$1,310	$1,568	$1,690
General and administrative	2,924	2,579	2,158
Total	$4,234	$4,147	$3,848

Stock Options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3,807	$5.94	7.52	$2,441
Granted	1,475	$4.74
Exercised	(155)	$2.95
Canceled	(998)	$6.52
Outstanding at December 31, 2017	4,129	$5.48	7.07	$—
Exercisable at December 31, 2017	2,378	$5.98	6.05	$—
Vested or expected to vest at December 31, 2017	4,129	$5.48	7.07	$—

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to purchase an aggregate of 1,474,800, 1,576,700 and 715,262 shares of its common stock, respectively, with weighted-average grant date fair values of $3.16, $3.56 and $9.12, respectively.

The total intrinsic value of options exercised was $442 thousand, $113 thousand and $1.0 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $4.8 million of total unrecognized compensation cost, related to employee stock options granted under the Company’s equity plans.

The total unrecognized compensation costs, related to non-employee stock options was $228 thousand, $269 thousand and $255 thousand for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company expects to recognize that cost over a remaining weighted-average period of 2.38 years.

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years ended December 31,
	2017	2016	2015
Expected Volatility	74.6% - 90.1%	67.4% - 77.9%	68.5% - 85.3%
Risk-free interest rate	1.85% - 2.18%	1.14% - 2.09%	1.56% - 1.94%
Expected term (in years)	5.5 - 9.88	5.50 - 6.08	5.50 - 6.08
Expected dividend yield	0%	0%	0%

Performance-Based Stock Options

The Company granted stock options to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. During the years ended December 31, 2017, 2016 and 2015, the Company recorded no stock-based compensation expense related to the 56,336 performance-based common stock options that remain outstanding for which the probability of achievement was not deemed probable at both December 31, 2017 and 2016.

Employee Stock Purchase Plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering under the 2014 ESPP began on July 1, 2014. For the year ended December 31, 2017, the Company incurred $121 thousand in stock-based compensation expense and 73,461 shares were issued. For the year ended December 31, 2016, the Company incurred $155 thousand in stock-based compensation expense and 70,774 shares were issued. For the year ended December 31, 2015, the Company incurred $113 thousand in stock-based compensation expense and 40,912 shares were issued. There were 7 shares remaining for future issuance under the plan as of December 31, 2017.

401(k) Savings plan

In 2007, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning January 1, 2015, the Company began making matching contributions to participants in this plan. The Company made matching contributions to participants in this plan which totaled $224 thousand, $243 thousand and $174 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

11. Income taxes

The Tax Cuts and Jobs Act ("Tax Reform Act"), which was signed into law on December 22, 2017, significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax systems and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Reform Act, the Company revalued its ending deferred tax assets and liabilities at December 31, 2017. Due to the Company's full valuation allowance, no provisional tax expense or benefit associated with the re-measurement was recognized in the Company's consolidated statement of operations and comprehensive loss for the year ended December 31, 2017. However, the reduction of the U.S. federal corporate tax rate from 35% to 21% resulted in increases to the amounts reflected in the “Change in valuation allowance” and "Change in tax rate" captions for the year ended December 31, 2017 in the Company’s tax reconciliation table compared to those amounts disclosed for the years ended December 31, 2016 and 2015. The change in the U.S. federal corporate tax rate, which is effective January 1, 2018, is also reflected in the Company’s deferred tax table.

The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act, which could result in changes to the provisional tax impacts during 2018.

For the years ended December 31, 2017 and 2016, the Company did not record a current or deferred income tax expense or benefit. The Company’s losses before income taxes consist solely of domestic losses. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2017	2016
Deferred tax assets:
U.S and state net operating loss carryforwards	$42,895	$52,829
Capitalized R&D	21,924	20,280
Research and development credits	8,582	6,422
Stock-based compensation	1,808	2,184
Accrued expenses	474	794
Depreciation and amortization	761	784
Other temporary differences	116	365
Total deferred tax assets	76,560	83,658
Less valuation allowance	(76,560)	(83,658)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017 and 2016. The valuation allowance decreased approximately $7.1 million during the year ended December 31, 2017 due primarily to the adjustment in the corporate tax rate from 34% to 21% enacted for 2018 partially offset by the generation of net operating losses. The valuation allowance increased approximately $21.0 million during the year ended December 31, 2016, due primarily to the Company's election to capitalize and amortize certain research and development expenses.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	5.1%	5.0%	4.6%
Permanent differences	(1.2)%	(1.5)%	(2.1)%
Research and development credit	2.9%	2.5%	1.9%
Change in tax rate	(52.8)%	0.0%	0.0%
Change in valuation allowance	12.5%	(40.0)%	(38.4)%
Other, net	(0.5)%	0.0%	0.0%
Effective tax rate	0.0%	0.0%	0.0%

As of December 31, 2017, 2016 and 2015, the Company had U.S. federal net operating loss carryforwards of approximately $160.6 million, $136.6 million and $143.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017, 2016 and 2015, the Company also had U.S. state net operating loss carryforwards of approximately $145.1 million, $121.2 million and $128.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. For the years ended December 31, 2017 and 2016, deductions related to the excess tax benefit from stock option exercises are recognized in the federal and state net operating loss carryforwards as a component of the tax provision. For the year ended December 31, 2015, approximately $2.8 million of excess tax benefits related to the exercise of stock options were included in the federal and state net operating loss carryforwards.

As of December 31, 2017 and 2016, the Company had federal research and development tax credit carryforwards of approximately $6.1 million and $4.8 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. As of December 31, 2017 and 2016, the Company had state research and development tax credit carryforwards of approximately $2.9 million and $2.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2032.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company files income tax returns in the United States and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

12. Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. The Company also announced that it is exploring strategic alternatives for GEN-003, its Phase 3-ready investigational immunotherapy for the treatment of genital herpes. Consequently, substantially all GEN-003 spending and activities were ceased and the Company reduced its workforce by approximately 40 percent as of the quarter ended September 30, 2017. Pursuant to ASC 420, Exit or Disposal Cost Obligations, charges for employee severance, employee benefits, and contract terminations were recorded in the year ended December 31, 2017. Asset impairment charges, pursuant to ASC 360, Property, Plant, and Equipment, were also recorded in the year ended December 31, 2017 and primarily related to fixed assets specific to GEN-003 research and development activities.

The following table summarizes the impact of the September 2017 restructuring activities for the year ended December 31, 2017, along with the current liability recorded in the balance sheet as of December 31, 2017 (in thousands):

	Charges incurred during the year ended December 31, 2017	Amount paid through December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Remaining liability at December 31, 2017
Employee severance, benefits and related costs	$1,064	$(1,050)	$—	$14
Contract terminations	526	—	—	526
Asset impairments	1,028	—	(1,028)	—
Total	$2,618	$(1,050)	$(1,028)	$540

The Company expects to vacate certain leased space in early 2018 at which point it expects to record a liability for the remaining lease obligation less an estimate of sublease income in accordance with ASC 420.

13. Quarterly financial information (unaudited, in thousands, except per share data)

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue	$—	$—	$—	$—
Operating expenses	13,376	14,998	16,496	10,385
Net loss	(13,735)	(15,375)	(16,868)	(10,732)
Net loss per share - basic and diluted	$(0.48)	$(0.54)	$(0.59)	$(0.37)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	28,496	28,541	28,666	28,705

	Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$235	$—	$—	$—
Operating expenses	9,664	10,704	12,430	15,682
Net loss	(9,751)	(11,023)	(12,765)	(16,034)
Net loss per share - basic and diluted	$(0.35)	$(0.39)	$(0.45)	$(0.56)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	28,152	28,276	28,370	28,394

14. Subsequent event

On January 19, 2018, the Company sold in the Concurrent Offerings (i) 53,365,000 shares of the Company’s common stock, par value $0.001 per share, and accompanying Class A warrants to purchase up to 26,682,500 shares of common stock, at a combined price of $1.00 per share, for gross proceeds of approximately $53.4 million and (ii) 1,635 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share, which are convertible into 1,635,000 shares of common stock and accompanying Class A warrants to purchase up to 817,500 shares of common stock, for gross proceeds of approximately $1.6 million. The Class A warrants (the “Warrants”) are exercisable for one share of common stock having an exercise price of $1.20 per share, subject to adjustment in certain circumstances. The shares of common stock and preferred stock are immediately separable from the Warrants and were issued separately.
The underwriters partially exercised their option to purchase additional securities by purchasing 3,061,100 Warrants.
Each share of preferred stock is convertible at any time at the option of the holder, provided that the holder will be prohibited from converting the preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. The preferred stock will rank pari passu on an as-converted to common stock basis with the common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily, or a “Fundamental Transaction,” as defined in the Certificate of Designation. Shares of preferred stock will generally have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding preferred stock will be required to amend the terms of the preferred stock.
The holder of the Warrants may exercise the Warrants at any time or from time to time during the period beginning on the date of issuance and expiring on the fifth-year anniversary of such issuance date. Notwithstanding the foregoing, the holder will be prohibited from exercising each Warrant into shares of the common stock if, as a result of such exercise, the holder, together with its affiliates, would own more than 4.99% of the total number of shares of the common stock then issued and outstanding, provided that this limitation on exercise shall not be applicable to any holder, together with its affiliates, who owns 10.0% or more of the Company’s common stock immediately prior to the exercise of each Warrant (without giving effect to any shares of common stock underlying each Warrant). A holder may increase or decrease this beneficial ownership limitation to an amount not to exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of each Warrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2018.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark

William Clark
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director
William Clark	(Principal Executive Officer)	February 16, 2018

/s/ Jonathan Poole	Chief Financial Officer
Jonathan Poole	(Principal Financial Officer and Principal Accounting Officer)	February 16, 2018

/s/ Kenneth Bate
Kenneth Bate	Director	February 16, 2018

/s/ Ali Behbahani
Ali Behbahani	Director	February 16, 2018

/s/ Katrine Bosley
Katrine Bosley	Director	February 16, 2018

/s/ Ronald Cooper
Ronald Cooper	Director	February 16, 2018

/s/ Michael Higgins
Michael Higgins	Director	February 16, 2018

/s/ Howard Mayer
Howard Mayer, M.D.	Director	February 16, 2018

/s/ George Siber
George Siber, M.D.	Director	February 16, 2018

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.2
Fourth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.3
Warrant Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

4.4
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289 filed on January 19, 2018)

4.5*	Form of Class A Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc.

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.2+
Amended and Restated License Agreement between Genocea Biosciences, Inc. and President and Fellows of Harvard College, dated November 19, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, File No.001-36289, dated November 4, 2016)

10.3+
License and Collaboration Agreement between Genocea Biosciences, Inc. and Isconova AB, dated August 5, 2009, as amended on March 19, 2010, June 18, 2010, August 17, 2010, October 19, 2011 and February 6, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, File No.001-36289, dated November 4, 2016

10.4+
Exclusive License Agreement for Escherichia Coli K12 to Deliver Protein to the Macrophage Cytosol between Genocea Biosciences, Inc. and The Regents of the University of California, dated August 18, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.5
Lease, dated as of July 3, 2012 between TBCI, LLC and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-193043, dated December 23, 2013)

10.6
Agreement Regarding Sublease, dated as of July 9, 2012, by TBCI, LLC, FoldRx Pharmaceuticals, Inc., Pfizer Inc. and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.7†
Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended on June 24, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.8†
Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated May 16, 2007, as amended on June 30, 2009, December 16, 2010, June 15, 2011 and June 5, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.9†
Amended and Restated Employment Letter Agreement between William Clark and Genocea Biosciences, Inc., dated January 16, 2014 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

10.10†
Amended and Restated Employment Letter Agreement between Seth Hetherington, M.D. and Genocea Biosciences, Inc., dated January 16, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

Exhibit Number	Exhibit

10.11†
Letter Agreement, dated April 7, 2014, between the Company and Jonathan Poole (incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on April 8, 2014)

10.12†
Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.13†	Genocea Biosciences, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.14†
Form of Nonstatutory Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.15†
Form of Incentive Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.16†
Form of Incentive Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.17†
Form of Nonstatutory Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.18†
Restricted Stock Agreement between Genocea Biosciences, Inc. and Katrine Bosley, dated November 7, 2013 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.19†
Genocea Biosciences, Inc. 2014 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

10.20†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated May 13, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.21†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated November 5, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.22+
Bioprocessing Services Agreement between the Company and FUJIFILM Diosynth Biotechnologies U.S.A., Inc. dated February 26, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, File No. 001-36289, filed on May 9, 2014)

10.23
Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.24
Equity Rights Letter Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.25†
Fifth Amendment to the Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

Exhibit Number	Exhibit

10.26
Amendment No. 1 to Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K File No. 001-36289, filed on December 18, 2015)

10.27
Sublease Agreement between the Company and the Smithsonian Institution, dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

10.28
First Amendment to Lease, dated May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q, filed on August 5, 2016, File No. 001-36289)

10.29†*	Sixth Amendment to the Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated June 13, 2017

10.30*	Amendment No. 2 to the Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated January 19, 2018

10.31+*	License and Supply Agreement, between the Company and Oncovir, Inc., dated January 26, 2018

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K, filed on February 17, 2016, File No. 001.36289)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan.

+
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the Securities and Exchange Commission.