Form 10-Q
period 2018-03-31
GENOCEA BIOSCIENCES, INC.
filed 2018-05-11
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 9, 2018, there were 86,583,843 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•	our estimates regarding the timing and amount of funds we require to initiate clinical trials for GEN-009 and to continue our investments in immuno-oncology;

•	our estimate for when we will require additional funding;

•	our plans to commercialize GEN-009 and our other product candidates;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$51,179	$12,273
Prepaid expenses and other current assets	1,378	808
Total current assets	52,557	13,081
Property and equipment, net	3,172	3,460
Restricted cash	316	316
Other non-current assets	419	631
Total assets	$56,464	$17,488

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,094	$3,516
Accrued expenses and other current liabilities	4,427	5,604
Current portion of long-term debt	—	6,659
Total current liabilities	6,521	15,779
Non-current liabilities:
Warrant liability	21,414	—
Long-term debt	13,874	7,652
Other non-current liabilities	87	107
Total liabilities	41,896	23,538
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock	702	—
Common stock	83	29
Additional paid-in-capital	293,866	258,114
Accumulated deficit	(280,083)	(264,193)
Total stockholders’ equity (deficit)	14,568	(6,050)
Total liabilities and stockholders’ equity (deficit)	$56,464	$17,488

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Operating expenses:
Research and development	$7,275	$9,742
General and administrative	3,109	3,634
Total operating expenses	10,384	13,376
Loss from operations	(10,384)	(13,376)
Other expense:
Other expenses	(5,298)	—
Interest expense, net	(208)	(359)
Total other expense	(5,506)	(359)
Net loss	$(15,890)	$(13,735)

Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(3)
Comprehensive loss	$(15,890)	$(13,738)
Net loss per share - basic and diluted	$(0.22)	$(0.48)
Weighted-average number of common shares used in computing net loss per share	71,238	28,496

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(15,890)	$(13,735)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	270	449
Stock-based compensation	644	1,021
Allocation of proceeds to transaction expenses	2,115	—
Change in fair value of warrants liability	3,183	—
Gain on sale of equipment	(38)	—
Non-cash interest expense	98	127
Changes in operating assets and liabilities	(3,515)	(2,521)
Net cash used in operating activities	(13,133)	(14,659)
Investing activities
Purchases of property and equipment	—	(282)
Proceeds from sale of equipment	56	—
Proceeds from maturities of investments	—	21,552
Purchases of investments	—	(155)
Net cash provided by investing activities	56	21,115
Financing activities
Proceeds from underwritten public offering, net of issuance costs	52,538	246
Payment of deferred financing costs	(20)
Repayment of long-term debt	(535)	—
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	51,983	258
Net increase in cash and cash equivalents	$38,906	$6,714
Cash, cash equivalents and restricted cash at beginning of period	12,589	27,424
Cash, cash equivalents and restricted cash at end of period	$51,495	$34,138
Supplemental cash flow information
Cash paid for interest	$242	$308
Property and equipment included in accounts payable and accrued expenses	$—	$77

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

Liquidity

As of March 31, 2018, the Company had an accumulated deficit of approximately $280.1 million. The Company had cash and cash equivalents of $51.2 million at March 31, 2018. The Company expects that cash and cash equivalents as of March 31, 2018, together with the $2.9 million of net proceeds received in April 2018 under the Company's at the market offering program, are sufficient to support operating expenses and capital expenditure requirements into the fourth quarter of 2019.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017 and the notes thereto which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 16, 2018.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents (Note 3) and liability-classified common stock warrants (Note 7). The Company is also required to disclose the fair value of financial instruments not carried at fair value. The fair value of the Company’s debt (Note 5) is determined using current applicable rates for similar instruments as of the balance sheet dates and an assessment of the credit rating of the Company. The carrying value of the Company’s debt approximates fair value because the Company’s interest rate yield is near current market rates for comparable debt instruments. The Company’s debt is considered a Level 3 liability within the fair value hierarchy.

For the three months ended March 31, 2018, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the three months ended March 31, 2018, other than those related to the liability-classified common stock warrants described in Note 7. The remainder of the Company's significant accounting policies are described in its Annual Report filed on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 16, 2018.

Recently adopted accounting standards

Standard	Description	Effect on the financial statements
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued new revenue guidance under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard replaces existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date.

ASU No. 2014-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017.

The Company adopted ASU No. 2014-09 as of January 1, 2018. The adoption of ASU No. 2014-09 did not impact the Company's financial statements as the Company does not currently have any contracts with customers.

ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments
In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”). This guidance addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.
The standard is effective for annual periods beginning after December 15, 2017 and for interim periods within those fiscal years. Early adoption is permitted.
The Company adopted ASU No. 2016-15 effective January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s financial statements.
ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash
In November 2016, the FASB issued ASU 2016-18, which requires additional disclosures related to restricted cash. The new standard requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

ASU No. 2016-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.
The Company adopted the standard on January 1, 2018 and reclassified $0.3 million of restricted cash to be included with cash and cash equivalents on the statement of cash flows.
ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU No. 2017-09”). This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting.
ASU No. 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required.
The Company adopted ASU No. 2017-09 effective January 1, 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s financial statements.

Recently issued accounting standards

Standard	Description	Effect on the financial statements
ASU No. 2016-02, Leases (Topic 842)
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces the existing lease accounting standards. The new standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance (also referred to as capital) leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense.

ASU No. 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

The Company generally does not finance purchases of equipment but it does lease office and lab facilities. The Company is in the process of evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures

3. Fair value of financial instruments

The following table presents the Company's financial instruments that were measured at fair value on a recurring basis by level in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Assets:
Money market funds, included in cash equivalents	$50,977	$50,977	$—	$—
Total assets	$50,977	$50,977	$—	$—

Liabilities:
Common stock warrant liabilities	$21,414	$—	$—	$21,414
Total liabilities	$21,414	$—	$—	$21,414

December 31, 2017
Assets:
Money market funds, included in cash equivalents	$11,528	$11,528	$—	$—
Total assets	$11,528	$11,528	$—	$—

Cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, cash and cash equivalents were comprised of funds in depository and money market accounts.
In connection with an underwritten public offering of common and preferred stock in January 2018 (see Note 7), the Company issued Class A warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Warrant liabilities were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of the reporting period, with changes in fair value recognized as income (decrease in fair value) or expense (increase in fair value) in other income (expense) in the statements of operations.
As of the issuance dates of the Warrants, and March 31, 2018, the Company utilized an option-based methodology to value the Warrants combined with a multi-scenario model, specifically a Monte Carlo simulation, in order to model the future movement of the stock price throughout the term of the Warrants. In addition, the valuation model includes the probability of the Company being acquired during each annual period within the Warrant term, as an acquisition event can potentially impact the settlement of the Warrants.
The assumptions used in calculating the estimated fair value of the Warrants represent the Company’s best estimates and include probabilities of settlement scenarios, future changes in the Company’s stock price, risk-free interest rates and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrants at issuance and as of March 31, 2018:

	Issuance Date	March 31, 2018
Stock price	$0.89	$1.05
Volatility	111.5%	109.7%
Remaining term (years)	5	4.7938356164
Expected dividend yield	—%	—%
Risk-free rate	2.4% - 2.5%	2.5%
Range of annual acquisition event probability	0.0% - 30.0%	0.0% - 30.0%

The following table reflects the change in the Company’s Level 3 Warrant liabilities from issuance through March 31, 2018:

Common Stock Warrant Liabilities
Issuance of Warrants	$18,231
Change in fair value	3,183
Balance at March 31, 2018	$21,414

In connection with the underwritten public offering, the Company also granted the underwriters a 30-day option to purchase additional shares of common stock and/or additional Warrants (the "Overallotment Option"). The Company’s Overallotment Option is also a Level 3 liability. The assumptions used to determine the fair value are described in Note 7. The following table reflects the change in the fair value of the Overallotment Option liability from issuance through March 31, 2018:

Overallotment Option Liability
Issuance of Overallotment Option	$2,441
Change in fair value	194
Exercise of Overallotment Option	(877)
Expiration of Overallotment Option	(1,758)
Balance at March 31, 2018	$—

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Research and development costs	$2,860	$2,886
Restructuring costs	—	44
Payroll and employee-related costs	915	1,830
Other current liabilities	652	844
Total	$4,427	$5,604

5.  Long-term debt

On April 24, 2018 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “2018 Loan Agreement”) with Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.) (“Hercules”), which provided up to $14.0 million in debt financing in the form of a term loan funded on the Closing Date (the “2018 Term Loan”). The

2018 Loan Agreement amended and restated the Company’s loan and security agreement (as amended, the “2014 Loan Agreement”) with Hercules, which had provided up to $27.0 million in debt financing (the “2014 Term Loan”).

The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 7.75% or (ii) the sum of 7.75% plus the prime rate minus 5.0%. The 2018 Loan Agreement provides for interest-only payments until June 1, 2019, which may be extended to December 1, 2019 if certain performance milestones are met before May 31, 2019 and no event of default has occurred or is continuing. Interest-only payments may be further extended to June 1, 2020 if certain additional performance milestones are met before November 30, 2019. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity.

The 2018 Term Loan may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months following the Closing Date but on or prior to 24 months following the Closing Date, and 1.0% thereafter. The Company is also obligated to pay an end of term charge in connection with the 2014 Loan Agreement of 4.95% of the term loan advances under the 2014 Loan Agreement on January 1, 2019 and an additional end of term charge of 6.70% of the Term Loan when the Term Loan is repaid (the “End of Term Charges”).

The 2018 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property.  The Loan Agreement contains non-financial covenants and representations, including a financial reporting covenant, and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. The Company reclassified the principal outstanding to long-term at March 31, 2018 in accordance with ASC 470-10-45-14, as the negotiations were ongoing as of March 31, 2018 and the amendment was executed on April 24, 2018.

Under the provisions of the 2014 Loan Agreement and the 2018 Loan Agreement, the Company has also entered into account control agreements ("ACAs") with Hercules and certain of the Company's financial institutions in which cash, cash equivalents, and investments are held. These ACAs grant Hercules a perfected first priority security interest in the subject accounts. The ACAs do not restrict the Company's ability to utilize cash, cash equivalents, or investments to fund operations and capital expenditures unless there is an event of default and Hercules activates its rights under the ACAs.

The 2018 Loan Agreement contains a material adverse effect ("Material Adverse Effect") provision that requires all material adverse effects to be reported under the financial reporting covenant. Loan advances are subject to a representation that no event that has had or could reasonably be expected to have a Material Adverse Effect has occurred and is continuing. Under the Loan Agreement, a Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default.

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

The 2018 Term Loan is automatically redeemable upon a change in control. The Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date and the applicable prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at March 31, 2018.

In connection with the 2014 Term Loan, the Company issued a common stock warrant to Hercules on November 20, 2014 (the “First Warrant”). The First Warrant is exercisable for 73,725 shares of the Company’s Common Stock (equal to $607,500 divided by the exercise price of $8.24). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of Common Stock, subdivision or combination of the shares of Common Stock or certain dividends payments. The First Warrant is exercisable until November 20, 2019 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect. The First Warrant has been classified as equity for all periods it has been outstanding.

In connection with the 2018 Loan Agreement, the Company issued a common stock warrant to Hercules on April 24, 2018 (the "Second Warrant" and together with the First Warrant, the “Warrants”). The Second Warrant is exercisable for 329,411shares of the Company’s common stock. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Second Warrant is exercisable until April 24, 2023 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

Contemporaneously with the 2018 Loan Agreement, the Company also entered into an amendment to the equity rights letter agreement, dated November 20, 2014 (the “Amended Equity Rights Letter Agreement”). Pursuant to the Amended Equity Rights Letter Agreement, the Company issued to Hercules 223,463 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2.0 million at a price per share equal to the closing price of the Company’s Common Stock as reported on The Nasdaq Global Market on November 19, 2014.  The shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

Additionally, under the Amended Equity Rights Letter Agreement, Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement, and all rights and obligations thereunder, will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate and (2) the later of (a) the repayment of all indebtedness under the Loan Agreement and (b) the expiration or termination of the exercise period for the warrant issued in connection with the Loan Agreement. The Company allocated $36 thousand of financing costs to additional paid-in capital for issuance fees that were reimbursed to Hercules.

The Company incurred $0.3 million in debt financing costs related to the first amendment to the 2014 Loan Agreement (the "First Amendment"), which was recorded as a debt discount and will be amortized over the remaining loan term. In connection with the issuance of the 2014 Term Loan, the Company incurred $0.1 million of financing costs and also reimbursed Hercules $0.2 million for debt financing costs, which has been recorded as a debt discount and will be amortized over the remaining loan term. The End of Term Charges are amortized ratably over the term loan period based upon the outstanding debt and the increase in the amount of End of Term Charges due to the additional borrowing from the First Amendment is being amortized from the First Amendment date through maturity. The debt discount is being amortized to interest expense over the life of the 2014 Term Loan using the effective interest method. At March 31, 2018, the 2014 Term Loan bears an effective interest rate of 10.2%.

As of March 31, 2018 and December 31, 2017, the Company had outstanding borrowings under the 2014 Term Loan of $13.9 million and $14.3 million, respectively. Interest expense related to the 2014 Term Loan was $0.3 million and $0.4 million, for the three months ended March 31, 2018 and 2017, respectively.

Future principal payments, including the End of Term Charge, on the 2014 Term Loan are as follows (in thousands):

March 31, 2018
2018	$3,309
2019	10,848
Total	$14,157

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

The combined minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

March 31, 2018
2018	1,209
2019	1,637
2020	274
Total	$3,120

At March 31, 2018 and December 31, 2017, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

Litigation

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the "Court”), naming the Company, Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017, and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint sought unspecified damages and costs. On November 3, 2017, another purported Company shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported Company shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton LLP as lead counsel. On February 14, 2018, the parties submitted a stipulation proposing a briefing schedule with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29, 2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018. On March 30, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts, adding Seth V. Hetherington, former Chief Medical Officer, to the original named defendants. The defendants anticipate filing a motion to dismiss by May 14, 2018.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors as defendants (including certain former directors), and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On May 1, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on May 9, 2018, the court entered the joint stipulation agreeing to stay the action.

The Company is unable at this time to determine whether the outcome of any of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

7. Stockholders' equity

As of March 31, 2018, the Company authorized 175,000,000 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock at $0.001 par value per share. As of March 31, 2018, 83,057,643 shares of common stock and 1,635 shares of preferred stock were issued and outstanding. As of December 31, 2017, 28,734,898 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Underwritten public offering

On January 17, 2018, the Company entered into two underwriting agreements, the first relating to the underwritten public offering of 53,365,000 shares of the Company’s common stock, par value $0.001 per share, and accompanying Warrants to purchase up to 26,682,500 shares of common stock, at a combined price to the public of $1.00 per share, for gross proceeds of approximately $53.4 million (the “Common Stock Offering”) and the second relating to the underwritten public offering of 1,635 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share, which are convertible into 1,635,000 shares of common stock, and accompanying warrants to purchase up to 817,500 shares of common stock for for gross proceeds of approximately $1.6 million (the “Preferred Stock Offering,” and together with the Common Stock Offering, the “January 2018 Financing”).

Under the terms of the underwriting agreement for the Common Stock Offering, the Company also granted the underwriters the Overallotment Option to purchase up to an additional 8,004,750 shares of common stock and/or additional warrants to purchase up to 4,002,375 shares of common stock. On January 19, 2018, the underwriters exercised their Overallotment Option to acquire additional warrants to purchase up to 1,438,050 shares of common stock. On February 21, 2018, the underwriters exercised their Overallotment Option to acquire an additional 957,745 shares of common stock. The Company received approximately $1.0 million in gross proceeds from the underwriter’s exercise of the Overallotment Option.

Preferred Stock
Each share of preferred stock is convertible at any time at the option of the holder, provided that the holder will be prohibited from converting the preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. Each share of preferred stock is initially convertible into 1,000 shares of common stock, subject to certain adjustments upon stock dividends and stock splits.

The preferred stock ranks pari passu on an as-converted to common stock basis with the common stock as to distributions of assets upon the Company’s liquidation, dissolution or winding up, whether voluntarily or involuntarily, or a “Fundamental Transaction,” as defined in the Certificate of Designation.

Shares of preferred stock have no voting rights, except as required by law and except that the consent of the holders of a majority of the outstanding preferred stock is required to amend the terms of the preferred stock.

The holders of preferred stock shall be entitled to receive dividends in the same form as dividends actually paid on shares of common stock when, as and if such dividends are declared and paid on shares of the common stock, on an as-if-converted-to-common stock basis.

Warrants
The Warrants are exercisable at any time or from time to time during the period beginning on the date of issuance and expiring on the five-year anniversary of such issuance date, at an exercise price of $1.20 per share.

In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all or substantially all of the assets or voting securities of the Company, or other change of control transaction, as defined in the Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the Warrants and a strike price that is based on the proportion of the value of the Acquiror’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

Accounting for the January 2018 Financing Transaction

In assessing the accounting for the January 2018 Financing, the Company first determined that the common and preferred stock and the Warrants represented separable freestanding financial instruments.

Next, the Company determined that the Warrants should be liability classified in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), given the ability for the holders of the Warrants to redeem the Warrants for cash in certain Acquisition scenarios, as described above. As such, the Company allocated proceeds from the Common Stock Offering and Preferred Stock Offering in order to record the related Warrants at their fair value as of the date of issuance. In addition, the Company recorded the Warrants issued to the underwriters as part of the exercise of their Overallotment Option at their fair value as of the date of issuance. As the Warrants are liability-classified, the Company will remeasure the fair value of the Warrant liability at each reporting date. The Company recorded the Warrants issued in the January 2018 Financing at their estimated fair value of approximately $18.2 million as of the issuance date. The Company recorded other expense of approximately $3.2 million in the quarter ended March 31, 2018, due to the increase in the estimated fair value of the Warrants to approximately $21.4 million as of March 31, 2018 (see Note 3).

In assessing the preferred stock, the Company determined that it was more equity-like in nature, which served as the basis for evaluating the other embedded features within the preferred stock. The Company determined that the conversion feature, redemption feature and other embedded features of the preferred stock did not meet the definition of derivatives and did not require separate accounting. The Company determined that the preferred stock should be classified as permanent equity as its redemption, dividends, covenants, liquidation and conversion features are more equity-like than debt-like. The Company further assessed the conversion feature of the preferred stock to determine if it was beneficial to the holder at issuance. Given the value allocated from the preferred stock to the Warrants issued in the Preferred Stock Offering, the Company determined that the effective conversion price was in the money at issuance and calculated the intrinsic value of the beneficial conversion of approximately $0.3 million. The Company recorded this amount to additional paid-in capital upon the issuance of the preferred stock.

The Company determined that the Overallotment Option should be classified as a liability in accordance with ASC 480 on the basis that the Overallotment Option was exercisable for Warrants that are classified as liabilities under ASC 480. As the Overallotment Option is a traditional overallotment option that remained with the underwriters, no proceeds from the January 2018 Financing were allocated. Given the short-term duration of the Overallotment Option, the Company estimated its fair value was representative of the intrinsic value of the related Warrants, based on the estimated fair value of the Warrants at issuance and the exercise price of the Overallotment Option. The Company estimated the fair value of the Overallotment Option at the issuance to be approximately $2.4 million. Upon the partial exercise of the Overallotment Option by the underwriters, the Company reclassified a proportional amount of the Overallotment Option liability of $0.9 million to the Warrant liability, to reflect the fair value of the Warrants issued to the underwriters. Upon expiration of the Overallotment Option, the Company recognized the $1.6 million liability balance as expense accordingly.

In connection with the January 2018 Financing, the Company incurred approximately $4.0 million of issuance costs. The Company allocated approximately $2.6 million of the issuance costs to the common and preferred stock, and recorded these amounts against the proceeds received, and approximately $1.4 million of the issuance costs to the Warrants, on the basis of the relative values assigned. As the Warrants were classified as liabilities, the Company immediately expensed the issuance costs allocated to the Warrants.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its common stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its common stock. Through May 9, 2018, the Company sold an aggregate of approximately 3.7 million shares under the ATM and received approximately $4.0 million in net proceeds after deducting commissions.

Warrants

As of March 31, 2018 and December 31, 2017, the Company had warrants outstanding that represent the right to acquire 29,015,653 and 77,603 shares of common stock, respectively. As of March 31, 2018, the common stock underlying the warrants consist of 28,938,050 shares of common stock reserved for issuance upon the exercise of the Warrants, 73,725 shares of common stock reserved for issuance upon the exercise of warrants issued to Hercules and 3,878 shares of common stock reserved for issuance upon the exercise of warrants issued in periods prior to the Company's initial public offering ("IPO").

8. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options and restricted stock awards granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$141	$387
General and administrative	503	634
Total	$644	$1,021

Stock options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,129	$5.48	7.07	$—
Granted	1,826	$1.00
Exercised	—	$—
Canceled	(763)	$3.95
Outstanding at March 31, 2018	5,192	$4.13	6.8	$97
Exercisable at March 31, 2018	2,478	$5.88	4.52	$2
Vested or expected to vest at March 31, 2018	5,192	$4.13	6.8	$97

Restricted stock

In May 2017, the Company granted an officer 47,620 units of restricted stock ("RSUs") in accordance with the 2014 Equity Incentive Plan and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 RSUs vested immediately and another 23,810 RSUs were to vest on the eighteen month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 RSUs, which contained a performance condition of completing a material financing event on or before September 30, 2017, were canceled as the performance criterion was not achieved. Upon the resignation of the officer in March 2018, the remaining 23,810 RSUs were forfeited.

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three months ended March 31, 2018, and accordingly did not recognize stock-based compensation expense for these periods. As of March 31, 2018, there were 56,336 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. As of March 31, 2018, 7 shares remain for future issuance under the plan. The Company incurred stock-based compensation expense related to the 2014 ESPP of $11 thousand and $38 thousand for the three months ended March 31, 2018 and 2017, respectively.

9. Net loss per share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three-month periods ended March 31, 2018 and 2017, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	5,192	4,968
Warrants	29,016	78
Outstanding ESPP	—	24
Total	34,208	5,070

10. Restructuring costs

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

The following table summarizes the impact of the September 2017 restructuring activities for the year ended December 31, 2017 and three months ended March 31, 2018, along with the current liability recorded in the balance sheet as of December 31, 2017 and March 31, 2018 (in thousands):

(in thousands)	Charges incurred during the year ended December 31, 2017	Amount paid through December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Remaining liability at December 31, 2017	Amount paid during Q1 2018	Remaining liability at March 31, 2018
Employee severance, benefits and related costs	$1,064	$(1,050)	$—	$14	$(14)	$—
Contract terminations	526			526	(526)	—
Asset impairments	1,028	—	(1,028)	—	—	—
Total	$2,618	$(1,050)	$(1,028)	$540	$(540)	$—

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer vaccines. We use our proprietary discovery platform, ATLAS, to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. We believe that using ATLAS to identify neoantigens and antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines.

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

We have one non-active Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, we announced that we are exploring strategic alternatives for GEN-003. Consequently, substantially all GEN-003 spending and activities were ceased and we reduced our workforce by approximately 40 percent.

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

On April 30, 2018, we filed a personalized cancer vaccine investigational new drug ("IND") application with the FDA for GEN-009. We plan to initiate a Phase 1/2 clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but a high risk of relapse in mid-2018. We expect to report initial immunogenicity data from this trial in the first half of 2019.

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

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	Neoantigen cancer vaccine	Pre-clinical	Commence Phase 1/2 clinical proof of concept trial	Second half of 2018
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-007	Epstein-Barr Virus	Research	Select antigen candidates	Ongoing, exploring partnering opportunities
GEN-006	Immuno-oncology -tumor‑associated antigen vaccine	Research	Select antigen candidates	Ongoing, exploring partnering opportunities

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

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have primarily financed our operations through the issuance of our equity securities, debt financings and amounts received through grants. As of March 31, 2018, we had received an aggregate of $334.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2018, our cash and cash equivalents were $51.2 million.

Since inception, we have incurred significant operating losses. Our net losses were $15.9 million for the three months ended March 31, 2018, and our accumulated deficit was $280.1 million as of March 31, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

We believe that our cash and cash equivalents at March 31, 2018 are sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter of 2019.

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

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Genital herpes (GEN-003)(1)	$505	$6,359
Immuno-oncology program (2)	5,872	1,837
Other research and development (3)	898	1,546
Total research and development	$7,275	$9,742
_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.

(3)
Includes costs that are not specifically allocated by project, including facilities costs, depreciation expense, and other costs. In addition, costs for programs that were paused in 2016 or earlier are included in this line item.

We expect our overall research and development expenses will decrease given the strategic shift and restructuring announced in September 2017 that resulted in our ceasing clinical trials for GEN-003. However, we do expect our research and development costs incurred on our immuno-oncology programs to increase as we continue to develop our supply chain and manufacturing capabilities for our GEN-009 program, prepare for the initiation of clinical trials for GEN-009, and advance our next generation neoantigen vaccine program, GEN-010, in preclinical development.

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

Other expense

Other expense consists of changes in the fair value of our warrants to purchase shares of common stock that are classified as liabilities and certain costs associated with our January 2018 underwritten public offering that were expensed in accordance with the applicable accounting guidance.

Interest expense, net

Interest expense, net, consists of interest earned on our cash, cash equivalent and investment portfolio and interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include, but are not limited to, estimates related to clinical trial accruals, prepaid and accrued research and development expenses, stock-based compensation expense and reported amounts of revenues and expenses, including other expense as it includes fair value adjustments with respect to our warrant liability and offering costs allocated to the warrants that were expensed immediately, during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to prepaid and accrued research and development expenses and stock-based compensation. There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 16, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and March 31, 2017

	Three Months Ended March 31,		Increase
(in thousands)	2018	2017	(Decrease)
Operating expenses:
Research and development	$7,275	$9,742	$(2,467)
General and administrative	3,109	3,634	(525)
Total operating expenses	10,384	13,376	(2,992)
Loss from operations	(10,384)	(13,376)	(2,992)
Other expense:
Other expenses	(5,298)	—	5,298
Interest expense, net	(208)	(359)	(151)
Total other expense	(5,506)	(359)	5,147
Net loss	$(15,890)	$(13,735)	$2,155

Research and development expenses

Research and development ("R&D") expenses decreased $2.5 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was due largely to reduced headcount, consulting and professional services costs (approximately $2.0 million) and decreased clinical costs (approximately $0.5 million).

On a program basis, GEN-003 costs decreased by $5.9 million for the three months ended March 31, 2018 driven by decreased compensation and external manufacturing related expenses (approximately $3.8 million), consulting and professional service related costs (approximately $0.7 million) and decreased clinical costs (approximately $0.8 million) following the September 2017 strategic pivot. Spending increases on GEN-009 and immuno-oncology programs (approximately $4.0 million) were driven primarily by increased headcount, manufacturing and consulting costs (approximately $3.1 million) in preparation of an IND filing in April 2018. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses were $3.1 million for the three months ended March 31, 2018, a $0.5 million decrease from the same three month period in 2017. The decrease was primarily due to reduced compensation, consulting and professional services of $0.5 million with all other expenditures across various activities remaining consistent with the same quarter in the prior year.

Other expenses

Other expenses increased in the three months ended March 31, 2018 as compared to the same three month period ended March 31, 2017, primarily as a result of the change in the fair value of the warrants issued as part of the January 2018 underwritten public offering.

Interest expense, net

Interest expense, net was lower than the same three month period in 2017. Interest expense, net consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, partially offset by interest earned on our cash, cash equivalent and investment portfolio. The decrease in interest expense reflects the lower outstanding principle in the three months ended March 31, 2018 as compared to the same three month period in 2017.

Liquidity and Capital Resources

Overview

Since our inception through March 31, 2018, we have received an aggregate of $334.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2018, our cash and cash equivalents were $51.2 million.

For the quarter ended March 31, 2017, we sold 52 thousand shares under our ATM program and received $246 thousand in net proceeds after deducting commissions. There were no sales under this program during the first quarter of 2018. In April 2018, we sold an additional 3.5 million shares under this facility and received $2.9 million in net proceeds after the deducting commissions.

Debt Financings

On April 24, 2018 (the “Closing Date”), we entered into an amended and restated loan and security agreement (the “2018 Loan Agreement”) with Hercules (renamed to Hercules Capital, Inc.), which provided up to $14.0 million in debt financing in the form of a term loan funded on the Closing Date (the “2018 Term Loan”). The 2018 Loan Agreement amended and restated the 2014 Loan Agreement.

The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 7.75% or (ii) the sum of 7.75% plus the prime rate minus 5.0%. The 2018 Loan Agreement provides for interest-only payments until June 1, 2019, which may be extended to December 1, 2019 if certain performance milestones are met before May 31, 2019 and no event of default has occurred or is continuing. Interest-only payments may be further extended to June 1, 2020 if certain additional performance milestones are met before November 30, 2019. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity.

The 2018 Term Loan may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months following the Closing Date but on or prior to 24 months following the Closing Date, and 1.0% thereafter. We are also obligated to pay an end of term charge in connection with the 2014 Loan Agreement of 4.95% of the term loan advances under the 2014 Loan Agreement on January 1, 2019 and an additional end of term charge of 6.70% of the Term Loan when the Term Loan is repaid (the “End of Term Charges”).

The 2018 Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property.  The Loan Agreement contains non-financial covenants and representations, including a financial reporting covenant, and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants.

Contemporaneously with the 2018 Loan Agreement, we also entered into an amendment to the equity rights letter agreement, dated November 20, 2014 (the “Amended Equity Rights Letter Agreement”). Pursuant to the Amended Equity Rights Letter Agreement, we had already issued to Hercules 223,463 shares of the Company’s Common Stock for an aggregate purchase price of approximately $2.0 million at a price per share equal to the closing price of our common stock as reported on The Nasdaq Global Market on November 19, 2014.  The shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

Additionally, under the Amended Equity Rights Letter Agreement, Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement, and all rights and obligations thereunder, will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate and (2) the later of (a) the repayment of all indebtedness under the Loan Agreement and (b) the expiration or termination of the exercise period for the warrant issued in connection with the Loan Agreement.

On November 20, 2014, we entered into a loan and security agreement (the “2014 Loan Agreement”) with Hercules Technology Growth Capital, Inc. (“Hercules”), which provided up to $27.0 million in debt financing in three separate tranches (the "2014 Term Loan"). The first tranche of $17.0 million was available through June 30, 2015, of which $12.0 million was drawn down at loan inception and for which approximately $9.8 million of the proceeds were used to repay all outstanding indebtedness under the previously existing $10.0 million loan agreement (the "2013 Term Loan"). The second tranche expired unused we were not eligible to draw on the third tranche.

In December 2015, we entered into an amendment to the 2014 Loan Agreement (the "First Amendment") with Hercules. The First Amendment required us to draw an additional $5.0 million, and permitted us to draw two additional $5.0 million tranches Both tranches expired unused at December 31, 2016. In January 2018, we entered into an amendment to the 2014 Loan Agreement (the "Second Amendment") with Hercules. The Second Amendment provides for a deferred payment period of our outstanding principal balance for the three consecutive months commencing on February 1, 2018 through and including April 1, 2018. At March 31, 2018, $13.9 million was outstanding under the amended 2014 Term Loan

In connection with the 2014 Term Loan, we issued a common stock warrant to Hercules on November 20, 2014 (the “First Warrant”). The First Warrant is exercisable for 73,725 shares of the Company’s Common Stock (equal to $607,500 divided by the exercise price of $8.24). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of Common Stock, subdivision or combination of the shares of Common Stock or certain dividends payments. The First Warrant is exercisable until November 20, 2019 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect. The First Warrant has been classified as equity for all periods it has been outstanding.

In connection with the 2018 Loan Agreement, we issued a common stock warrant to Hercules on April 24, 2018, 2014 (the "Second Warrant" and together with the First Warrant, the “Warrants”). The Second Warrant is exercisable for 329,411shares of the Company’s common stock. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Second Warrant is exercisable until April 24, 2023 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

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

We expect that our existing cash and cash equivalents as of March 31, 2018, together with the $2.9 million of net proceeds received in April 2018 under the Company's at the market offering program, are sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter of 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(13,133)	$(14,659)
Net cash provided by investing activities	56	21,115
Net cash provided by financing activities	51,983	258
Net increase in cash and cash equivalents	$38,906	$6,714

Operating Activities

Net cash used in operations decreased by approximately $1.5 million to $13.1 million for the three months ended March 31, 2018 from $14.7 million for the three months ended March 31, 2017. The decrease in net cash used was due primarily to a lower net loss of approximately $2.2 million, offset by an increase in allocation of proceeds and issuance costs for warrants of $5.3 million to transaction expense. Amounts were offset by by $1.0 million change in our working capital accounts.

Investing Activities

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2018 compared to $21.1 million for the three months ended March 31, 2017 as proceeds from maturities of investments, net of investments made that were used to fund operations. The decrease in net investment proceeds was partially offset by a decrease in capital expenditures of $0.3 million.

Financing Activities

Net cash provided by financing activities increased $51.7 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 as a result of the proceeds from the from the January 2018 underwritten public offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 16, 2018 other than the impact of the 2018 Loan Agreement that increased our outstanding obligations to $14.0 million and deferred payment of principal and interest to June 1, 2019.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents of $51.2 million compared to cash and cash equivalents of $12.3 million at December 31, 2017, consisting of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of March 31, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts, naming Genocea Biosciences, Inc., Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to our Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017 and our announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff seeks to represent a class of shareholders who purchased or otherwise acquired our securities between May 5, 2017 and September 25, 2017. The complaint seeks unspecified damages and costs. On November 3, 2017, another purported shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff in the consolidated proposed class action, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton LLP as lead counsel. On February 14, 2018, the parties submitted a stipulation proposing a briefing schedule with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29, 2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018. On March 30, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts, adding Seth V. Hetherington, former Chief Medical Officer, to the original named defendants. The defendants anticipate filing a motion to dismiss by May 14, 2018. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.
On January 31, 2018, a putative shareholder derivative complaint was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors as defendants (including certain former directors), and naming the Company as the nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On May 1, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on May 9, 2018, the court entered the joint stipulation agreeing to stay the action. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Item 1A.                           Risk Factors

There have been no material changes from the risk factors set forth in the Company's Annual Report of Form 10-K for the year ended December 31, 2017.

Item 6.                           Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibits Index, which Exhibit Index is incorporated herein by reference.

Exhibit Number	Exhibit
4.1
Warrant Agreement between Genocea Biosciences, Inc. and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

10.1
Amendment to Equity Rights Letter Agreement between Genocea Biosciences, Inc. and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Principal Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Principal Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: May 10, 2018	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)