Form 10-Q
period 2018-06-30
GENOCEA BIOSCIENCES, INC.
filed 2018-08-03
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 1, 2018, there were 86,625,975 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$44,215	$12,273
Prepaid expenses and other current assets	1,269	808
Total current assets	45,484	13,081
Property and equipment, net	3,069	3,460
Restricted cash	316	316
Other non-current assets	171	631
Total assets	$49,040	$17,488

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,656	$3,516
Accrued expenses and other current liabilities	3,075	5,604
Current portion of long-term debt	1,924	6,659
Total current liabilities	6,655	15,779
Non-current liabilities:
Warrant liability	15,915	—
Long-term debt, net of current portion and discount	12,544	7,652
Other non-current liabilities	61	107
Total liabilities	35,175	23,538
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock	702	—
Common stock	87	29
Additional paid-in-capital	297,597	258,114
Accumulated deficit	(284,521)	(264,193)
Total stockholders’ equity (deficit)	13,865	(6,050)
Total liabilities and stockholders’ equity (deficit)	$49,040	$17,488

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,316	$11,427	$12,591	$21,169
General and administrative	4,472	3,571	7,581	7,205
Total operating expenses	9,788	14,998	20,172	28,374
Loss from operations	(9,788)	(14,998)	(20,172)	(28,374)
Other income (expense):
Change in fair value of warrants	5,498	—	199	—
Interest expense, net	(241)	(370)	(442)	(728)
Other income (expense)	93	(7)	87	(8)
Total other income (expense)	5,350	(377)	(156)	(736)
Net loss	$(4,438)	$(15,375)	$(20,328)	$(29,110)

Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	3	—	—
Comprehensive loss	$(4,438)	$(15,372)	$(20,328)	$(29,110)
Net loss per share - basic and diluted	$(0.05)	$(0.54)	$(0.26)	$(1.02)
Weighted-average number of common shares used in computing net loss per share	85,538	28,541	78,428	28,519

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(20,328)	$(29,110)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	543	878
Stock-based compensation	1,236	2,175
Allocation of proceeds to transaction expenses	2,115	—
Change in fair value of warrant liability	(2,315)	—
Gain on sale of equipment	(50)	—
Write-off of deferred financing fees	355	—
Non-cash interest expense	291	256
Changes in operating assets and liabilities	(5,222)	(2,199)
Net cash used in operating activities	(23,375)	(28,000)
Investing activities
Purchases of property and equipment	(174)	(735)
Proceeds from sale of equipment	72	—
Proceeds from maturities of investments	—	36,089
Purchases of investments	—	(153)
Net cash (used in) provided by investing activities	(102)	35,201
Financing activities
Proceeds from equity offerings, net of issuance costs	2,920	246
Proceeds from underwritten public offering, net of issuance costs	52,538	—
Payment of deferred financing costs	(127)	—
Proceeds from long-term debt	592	—
Repayment of long-term debt	(535)	—
Proceeds from exercise of stock options	—	204
Proceeds from the issuance of common stock under ESPP	31	150
Net cash provided by financing activities	55,419	600
Net increase in cash and cash equivalents	$31,942	$7,801
Cash, cash equivalents and restricted cash at beginning of period	12,589	27,740
Cash, cash equivalents and restricted cash at end of period	$44,531	$35,541
Supplemental cash flow information
Cash paid for interest	$508	$620
Property and equipment included in accounts payable and accrued expenses	$—	$181
Reclassification of warrants to additional paid-in capital	$190	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer vaccines and immunotherapies through its AnTigen Lead Acquisition System ("ATLAS"TM) proprietary discovery platform. The ATLAS platform is designed to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines and immunotherapies that are designed to act through T cell (or cellular) immune responses. The Company believes that using ATLAS to identify neoantigens and antigens could lead to more immunogenic and efficacious cancer vaccines and immunotherapies.

The Company's most advanced program in active development is its preclinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine, for which Genocea has initiated a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. The Company is also exploring GEN-010, a next-generation neoantigen vaccine program, and GEN-011, a neoantigen adoptive T cell therapy program, and has identified candidate T cell antigens for cancer vaccines targeting tumor-associated antigens and a vaccine targeting cancers caused by Epstein-Barr Virus ("EBV").

The Company has one non-active Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes, for which it is currently exploring strategic opportunities.

The Company is devoting substantially all its efforts to product research and development, initial market development, and raising capital. To date, the Company has not generated any product revenue related to its primary business purpose and is subject to a number of risks similar to those of other preclinical stage companies, including dependence on key individuals, competition from other companies, the need and related uncertainty associated with the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including the uncertainty of success of its preclinical and clinical trials, regulatory approval of products, competition from substitute products, compliance with government regulations, protection of proprietary technology, and dependence on third parties. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

Liquidity

As of June 30, 2018, the Company had an accumulated deficit of approximately $284.5 million. The Company had cash and cash equivalents of $44.2 million at June 30, 2018. The Company expects that the balance of cash and cash equivalents as of June 30, 2018 is sufficient to support operating expenses and capital expenditure requirements into the fourth quarter of 2019.

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2018 and results of operations for the three and six months ended June 30, 2018 and 2017, respectively.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to prepaid and accrued research and development expenses, stock-based compensation expense, contingencies, tax valuation reserves, fair value measurements, and reported amounts of expenses during the reporting periods. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

There were no changes to significant accounting policies during the six months ended June 30, 2018, as compared to the those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

For the six months ended June 30, 2018, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the six months ended June 30, 2018, other than those related to the liability-classified common stock warrants described in Note 7. The remainder of the Company's significant accounting policies are described in its Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017.

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
ASU No. 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted, and prospective application is required.
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

The Company generally does not finance purchases of equipment but it does lease office and lab facilities. The Company is in the process of evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures, but expects the adoption will result in an increase in assets and liabilities on its consolidated balance sheets.

ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing.

The new guidance will be effective for the Company on January 1, 2019.
The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

3. Fair value of financial instruments

The following table presents the Company's financial instruments that were measured at fair value on a recurring basis by level in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Assets:
Money market funds, included in cash equivalents	$43,822	$43,822	$—	$—
Total assets	$43,822	$43,822	$—	$—

Liabilities:
Common stock warrant liabilities	$15,915	$—	$—	$15,915
Total liabilities	$15,915	$—	$—	$15,915

December 31, 2017
Assets:
Money market funds, included in cash equivalents	$11,528	$11,528	$—	$—
Total assets	$11,528	$11,528	$—	$—

Cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, cash and cash equivalents were comprised of funds in depository and money market accounts.
In connection with an underwritten public offering of common and preferred stock in January 2018 (see Note 7), the Company issued Class A warrants (the “Warrants”) to purchase shares of the Company’s common stock, classified as liabilities in the condensed consolidated balance sheets. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of the reporting period, with changes in fair value recognized as income (decrease in fair value) or expense (increase in fair value) in change in fair value of warrant liability in the statements of operations.
As of the issuance dates of the Warrants, and June 30, 2018, the Company utilized an option-based methodology to value the Warrants combined with a multi-scenario model, specifically a Monte Carlo simulation, in order to model the future movement of the stock price throughout the term of the Warrants. In addition, the valuation model includes the probability of the Company being acquired during each annual period within the Warrant term, as an acquisition event can potentially impact the settlement of the Warrants.
The assumptions used in calculating the estimated fair value of the Warrants represent the Company’s best estimates and include probabilities of settlement scenarios, future changes in the Company’s stock price, risk-free interest rates and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrants at issuance and as of June 30, 2018:

	Issuance Date	June 30, 2018
Stock price	$0.89	$0.86
Volatility	111.5%	107.2%
Remaining term (years)	5	4.6
Expected dividend yield	—%	—%
Risk-free rate	2.4% - 2.5%	2.7%
Range of annual acquisition event probability	0.0% - 30.0%	0.0% - 30.0%

The following table reflects the change in the Company’s Level 3 Warrants from issuance through June 30, 2018

Common Stock Warrant Liabilities
Issuance of Warrants	$18,231
Change in fair value	(2,316)
Warrants exercised	(2)
Balance at June 30, 2018	$15,915

In connection with the underwritten public offering, the Company also granted the underwriters a 30-day option to purchase additional shares of common stock and/or additional Warrants (the "Overallotment Option"). The Company’s Overallotment Option is also a Level 3 liability. The assumptions used to determine the fair value are described in Note 7. The following table reflects the change in the fair value of the Overallotment Option liability from issuance through June 30, 2018:

Overallotment Option Liability
Issuance of Overallotment Option	$2,441
Change in fair value	194
Exercise of Overallotment Option	(877)
Expiration of Overallotment Option in March 2018	(1,758)
Balance at June 30, 2018	$—

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Research and development costs	$1,720	$2,886
Payroll and employee-related costs	1,209	1,830
Other current liabilities	146	844
Restructuring costs	—	44
Total	$3,075	$5,604

5.  Long-term debt

On April 24, 2018 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “2018 Loan Agreement”) with Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.) (“Hercules”), which provided up to $14.0 million in debt financing in the form of a term loan funded on the Closing Date (the “2018 Term Loan”). The 2018 Loan Agreement amended and restated the Company’s loan and security agreement (as amended, the “2014 Loan Agreement”) with Hercules, which had provided up to $27.0 million in debt financing (the “2014 Term Loan”). The Company is accounting for the amendment as a modification to the loan.

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

The 2018 Term Loan may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months following the Closing Date but on or prior to 24 months following the Closing Date, and 1.0% thereafter. The Company is also obligated to pay an end-of-term charge in connection with the 2014 Loan Agreement of 4.95% of the term loan advances under the 2014 Loan Agreement on January 1, 2019 and an additional end of term charge of 6.70% of the Term Loan when the Term Loan is repaid (the “End of Term Charges”).

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

The 2018 Loan Agreement contains a material adverse effect ("Material Adverse Effect") provision that requires all material adverse effects to be reported under the financial reporting covenant. Loan advances are subject to a representation that no event that has had, or could reasonably be expected to have, a Material Adverse Effect has occurred and is continuing. Under the Loan Agreement, a Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default.

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

The 2018 Term Loan is automatically redeemable upon a change in control. The Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date and the applicable prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at June 30, 2018.

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

In connection with the 2018 Loan Agreement, the Company issued a common stock warrant to Hercules on April 24, 2018 (the "Second Warrant" and together with the First Warrant, the “Warrants”). The Second Warrant is exercisable for 329,411 shares of the Company’s common stock at an initial excise price of $0.85 per share. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Second Warrant is exercisable until April 24, 2023 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

In connection with the 2018 Loan Agreement, on April 24, 2018, the Company also entered into an amendment to the equity rights letter agreement, dated November 20, 2014 (the “Amended Equity Rights Letter Agreement”). Pursuant to the Amended Equity Rights Letter Agreement, the Company had already issued to Hercules 223,463 shares (the “Shares”) of the Company’s Common Stock for an aggregate purchase price of approximately $2.0 million on November 20, 2014 at a price per share equal to the closing price of the Company’s Common Stock as reported on The Nasdaq Global Market on November 19, 2014. The Shares were issued pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Accordingly, the Shares will be subject to resale limitations and may be resold only pursuant to an effective registration statement or an exemption from registration.

Additionally, under the Amended Equity Rights Letter Agreement, Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement, and all rights and obligations thereunder, will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate, and (2) the later of (a) the repayment of all indebtedness under the Loan Agreement, or (b) the expiration or termination of the exercise period for the warrant issued in connection with the Loan Agreement. The Company allocated $36 thousand of financing costs to additional paid-in capital for issuance fees that were reimbursed to Hercules.

The Company accounted for the April 2018 amendment to the Term Loan as a modification pursuant to ASC 470-50. The remaining balance of unamortized debt financing costs of $0.3 million and $0.1 million of fees associated with the 2018 Term

Loan that met the criteria to be capitalized are being amortized through the maturity date of the 2018 Term Loan, accordingly. The End of Term Charges from the 2014 Term Loan and the 2018 Term Loan are being amortized to interest expense over the life of the 2018 Term Loan using the effective interest method. At June 30, 2018 the 2018 Term Loan bears an effective interest rate of 12.0%.

As of June 30, 2018, the Company had outstanding borrowings under the 2018 Loan Agreement of $14.5 million. At December 31, 2017, the Company had outstanding borrowings under the 2014 Term Loan of $14.3 million. Interest expense was $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

Future principal payments, including the End of Term Charges, are as follows (in thousands):

June 30, 2018
2019	$4,693
2020	7,030
2021	4,057
Total	$15,780

6. Commitments and contingencies

Lease commitments

In May 2016, the Company entered into a lease amendment (the "2016 Lease") for office and laboratory space occupied under an original lease that commenced in March 2014 and was set to expire in February 2017 (the "2014 Lease"). The 2016 Lease extended the 2014 Lease to February 2020. In June 2015, the Company signed a second operating lease (the "2015 Lease") for office space in the same building as the 2014 Lease. In August 2016, the Company exercised a three-year renewal option extending the 2015 Lease to February 2020.

The combined minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

June 30, 2018
2018	$806
2019	1,637
2020	273
Total	$2,716

At June 30, 2018 and December 31, 2017, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

Litigation

From time-to-time the Company may be subject to legal proceedings and claims which arise in the ordinary course of its business. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated to the extent necessary to make the consolidated financial statements not misleading. If a loss is not probable or cannot be reasonably estimated, a liability is not recorded in its consolidated financial statements.

On October 31, 2017, a putative class action complaint was filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the “Court”), naming the Company, Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017, and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint sought unspecified damages and costs. On November 3, 2017, another purported Company shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported Company shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton LLP as lead counsel. On February 20, 2018, the court entered an order establishing a schedule for the lead plaintiffs’ amended complaint, and for a motion to dismiss and corresponding briefing in response, with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29, 2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleges the same causes of action and seeks the same relief as the original complaints. The amended complaint adds Seth V. Hetherington, former Chief Medical Officer, to the original named defendants. The defendants filed a motion to dismiss on May 14, 2018. Plaintiffs filed an opposition to defendants’ motion to dismiss on June 28, 2018, as well as a motion to strike exhibits referenced in defendants’ motion to dismiss on June 29, 2018. The Company and the other named defendants filed a reply brief to plaintiffs’ opposition to defendants’ motion to dismiss, and an opposition brief to plaintiffs’ motion to strike, on July 30, 2018. Oral argument on the motion to dismiss has been scheduled for September 25, 2018.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware (the “Kahr” action), naming certain of the Company’s officers and directors as defendants (including certain former directors and officers), and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On May 1, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on May 9, 2018, the court entered the joint stipulation agreeing to stay the action. On June 20, 2018, another putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware (the “Howard” action), naming certain of the Company’s officers and directors (including a certain former officer), and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, which was filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets.

The Company is unable at this time to determine whether the outcome of any of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

7. Stockholders' equity

As of June 30, 2018, the Company authorized 250,000,000 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock at $0.001 par value per share. As of June 30, 2018, 86,625,975 shares of common stock and 1,635 shares of preferred stock were issued and outstanding. As of December 31, 2017, 28,734,898 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Underwritten public offering

On January 17, 2018, the Company entered into two underwriting agreements, the first relating to the underwritten public offering of 53,365,000 shares of the Company’s common stock, par value $0.001 per share, and accompanying Warrants to purchase up to 26,682,500 shares of common stock, at a combined price to the public of $1.00 per share, for gross proceeds of approximately $53.4 million (the “Common Stock Offering”) and the second relating to the underwritten public offering of 1,635 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share, which are convertible into 1,635,000 shares of common stock, and accompanying warrants to purchase up to 817,500 shares of common stock for gross proceeds of approximately $1.6 million (the “Preferred Stock Offering,” and together with the Common Stock Offering, the “January 2018 Financing”).

Under the terms of the underwriting agreement for the Common Stock Offering, the Company also granted the underwriters the Overallotment Option to purchase up to an additional 8,004,750 shares of common stock and/or additional warrants to purchase up to 4,002,375 shares of common stock. On January 19, 2018, the underwriters exercised their Overallotment Option to acquire additional warrants to purchase up to 1,438,050 shares of common stock. On February 21, 2018, the underwriters exercised their Overallotment Option to acquire an additional 957,745 shares of common stock. The Company received approximately $1.0 million in gross proceeds from the underwriter’s exercise of the Overallotment Option. The remainder of the Overallotment Options expired unexercised.

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

Warrants

The Warrants are exercisable at any time, or from time-to-time during the period beginning on the date of issuance and expiring on the five-year anniversary of such issuance date, at an exercise price of $1.20 per share.

In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the Warrants and a strike price that is based on the proportion of the value of the Acquiror’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

Accounting for the January 2018 Financing Transaction

In assessing the accounting for the January 2018 Financing, the Company first determined that the common and preferred stock and the Warrants represented separable freestanding financial instruments.

Next, the Company determined that the Warrants should be liability classified in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), given the ability for the holders of the Warrants to redeem the Warrants for cash in certain Acquisition scenarios, as described above. As such, the Company allocated proceeds from the Common Stock Offering and Preferred Stock Offering in order to record the related Warrants at their fair value as of the date of issuance. In addition, the Company recorded the Warrants issued to the underwriters as part of the exercise of their Overallotment Option at their fair value as of the date of issuance. As the Warrants are liability-classified, the Company remeasures the fair value of the Warrants at each reporting date. The Company recorded the Warrants issued in the January 2018 Financing at their estimated fair value of approximately $18.2 million as of the issuance date. The Company recorded expense of approximately $3.2 million in the quarter ended March 31, 2018, and income of $5.5 million in the quarter ended June 30, 2018 in changes in the fair value of warrant liability in the condensed consolidated statement of operations associated with the remeasurement of the Warrants to fair value. The fair value of the warrant liability is approximately $15.9 million as of June 30, 2018 (see Note 3).

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

The Company determined that the Overallotment Option should be classified as a liability in accordance with ASC 480 on the basis that the Overallotment Option was exercisable for Warrants that are classified as liabilities under ASC 480. As the Overallotment Option is a traditional overallotment option that remained with the underwriters, no proceeds from the January 2018 Financing were allocated. Given the short-term duration of the Overallotment Option, the Company estimated its fair value was representative of the intrinsic value of the related Warrants, based on the estimated fair value of the Warrants at issuance and the exercise price of the Overallotment Option. The Company estimated the fair value of the Overallotment Option at the issuance to be approximately $2.4 million. Upon the partial exercise of the Overallotment Option by the underwriters, the Company reclassified a proportional amount of the Overallotment Option liability of $0.9 million to the Warrant liability, to reflect the fair value of the Warrants issued to the underwriters. Upon expiration of the Overallotment Option, the Company recognized the $1.8 million liability balance as expense accordingly.

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

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its common stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its common stock. Through August 1, 2018, the Company sold an aggregate of approximately 3.7 million shares under the ATM and received approximately $4.0 million in net proceeds after deducting commissions.

Warrants

As of June 30, 2018 and December 31, 2017, the Company had warrants outstanding that represent the right to acquire 29,342,564 and 77,603 shares of common stock, respectively. As of June 30, 2018, the common stock underlying the warrants consist of 28,935,550 shares of common stock reserved for issuance upon the exercise of the Warrants, 403,136 shares of common stock reserved for issuance upon the exercise of warrants issued to Hercules and 3,878 shares of common stock reserved for issuance upon the exercise of warrants issued in periods prior to the Company's initial public offering ("IPO").

8. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options and restricted stock awards granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$159	$351	$300	$738
General and administrative	433	803	936	1,437
Total	$592	$1,154	$1,236	$2,175

Stock options

The following table summarizes stock option activity for employees and non-employees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,129	$5.48	7.07	$—
Granted	3,355	$0.99
Exercised	—	$—
Canceled	(1,787)	$5.24
Outstanding at June 30, 2018	5,697	$2.91	8.05	$—
Exercisable at June 30, 2018	2,182	$4.55	6.18	$—

Restricted stock

In May 2017, the Company granted an officer 47,620 units of restricted stock ("RSUs") in accordance with the 2014 Equity Incentive Plan and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 RSUs vested immediately and another 23,810 RSUs were to vest on the eighteen-month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 RSUs, which contained a performance condition of completing a material financing event on or before September 30, 2017, were canceled as the performance criterion was not achieved. Upon the resignation of the officer in March 2018, the remaining 23,810 RSUs were forfeited.

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements, and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and six months ended June 30, 2018, respectively, and did not recognize stock-based compensation expense for these periods. As of June 30, 2018, there were 56,336 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year.

In June of 2018, 2,500,000 additional shares were authorized under the 2014 ESPP and 42,132 shares were issued. As of June 30, 2018, 2,457,875 shares remain available for future issuance. The Company incurred stock-based compensation expense related to the 2014 ESPP of $11 thousand and $21 thousand the three and six months ended June 30, 2018, respectively, and $38 thousand and $76 thousand for the three and six months ended June 30, 2017, respectively.

9. Net loss per share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three and six-month periods ended June 30, 2018 and 2017, respectively, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2018	2017
Stock options	5,697	4,717
Restricted stock units	—	40
Warrants	29,343	78
Total	35,040	4,835

10. Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. The Company also announced that it is exploring strategic alternatives for GEN-003, its Phase 3-ready investigational immunotherapy for the treatment of genital herpes. Consequently, substantially all GEN-003 spending and activities were ceased, and the Company reduced its workforce by approximately 40 percent as of the quarter ended September 30, 2017. Pursuant to ASC 420, Exit or Disposal Cost Obligations, charges for employee severance, employee benefits, and contract terminations were recorded in the year ended December 31, 2017. Asset impairment charges, pursuant to ASC 360, Property, Plant, and Equipment, were also recorded in the year ended December 31, 2017 and primarily related to fixed assets specific to GEN-003 research and development activities.

The following table summarizes the impact of the September 2017 restructuring activities for the year ended December 31, 2017 and three months ended March 31, 2018, along with the current liability recorded in the balance sheet as of December 31, 2017 and June 30, 2018 (in thousands):

(in thousands)	Charges incurred during the year ended December 31, 2017	Amount paid through December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Remaining liability at December 31, 2017	Amount paid during Q1 2018	Remaining liability at June 30, 2018
Employee severance, benefits and related costs	$1,064	$(1,050)	$—	$14	$(14)	$—
Contract terminations	526			526	(526)	—
Asset impairments	1,028	—	(1,028)	—	—	—
Total	$2,618	$(1,050)	$(1,028)	$540	$(540)	$—

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer vaccines and immunotherapies. We use our proprietary discovery platform, ATLAS, to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. We believe that using ATLAS to identify neoantigens and antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer vaccines and immunotherapies.

In September 2017, we announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines. Our most advanced program in active development is our preclinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine, for which we have initiated a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We are also exploring GEN-010, a next-generation neoantigen vaccine program, and GEN-011, a neoantigen adoptive T cell therapy program, and has identified candidate T cell antigens for cancer vaccines targeting tumor-associated antigens and a vaccine targeting cancers caused by EBV.

We have one non-active Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, we announced that we are exploring strategic alternatives for GEN-003. Consequently, substantially all GEN-003 spending and activities were ceased, and we reduced our workforce by approximately 40 percent.

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

Our Immuno-Oncology Program

We are focused on combining our antigen selection and vaccine development expertise to create new immuno-oncology treatments. Our potential cancer vaccines and immunotherapies will be designed to educate T cells to recognize and attack specific targets and thereby kill cancer cells. We are first working to develop personalized cancer vaccines by applying ATLAS to identify patient neoantigens that are associated with that individual’s pre-existing immune responses to a tumor.

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

We recently announced that in May 2018 that the FDA accepted our investigational new drug ("IND") application with the FDA for GEN-009. In June, 2018, we initiated a Phase 1/2a clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but a high risk of relapse. We expect to report initial immunogenicity data from this trial in the first half of 2019.

We are also using ATLAS to develop cancer vaccines targeting tumor-associated, or shared, antigens and vaccines against cancers of viral origin. Our strategy in immuno-oncology combines our own internal neoantigen vaccine development programs with a focus on partnering ATLAS for these other immuno-oncology applications.

In November 2015, we commenced a program focused on Epstein-Barr Virus, or EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV, given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family, in which we have deep experience through our development of GEN-003. We are currently seeking a partner to advance the development of this vaccine.

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	Neoantigen cancer vaccine	Clinical	Immunogenicity data from the first patient cohort	First half of 2019
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-011	Adoptive T cell therapy	Research	Initiate preclinical program	To be determined
GEN-007	Epstein-Barr Virus	Research	Select antigen candidates	Ongoing, exploring partnering opportunities
GEN-006	Immuno-oncology -tumor‑associated antigen vaccine	Research	Select antigen candidates	Ongoing, exploring partnering opportunities

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

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of June 30, 2018, we had received an aggregate of $339.5 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2018, our cash and cash equivalents were $44.2 million.

Since inception, we have incurred significant operating losses. Our net losses were $4.4 million and $20.3 million for the three months and six months ended June 30, 2018, and our accumulated deficit was $284.5 million as of June 30, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In January 2018, we completed Concurrent Offerings in which we sold (i) 53.4 million shares of our common stock and accompanying 53.4 million Class A warrants to purchase up to 26.7 million shares of our common stock, at a combined price of $1.00 per share, for aggregate gross proceeds of approximately $53.4 million and (ii) 1,635 shares of our Series A convertible preferred stock, which are convertible into 1.6 million shares of our common stock, and accompanying Class A warrants to purchase up to 0.8 million shares of our common stock for aggregate gross proceeds of approximately $1.6 million. Each Class A warrant has an exercise price of $1.20 per share and will expire five years from the date of issuance. We received net proceeds from these offerings of approximately $51.7 million, after deducting approximately $3.3 million in underwriting discounts and commissions, excluding offering costs payable by us.

In April 2018, we sold 3.5 million shares under our ATM program and received net proceeds of $2.9 million, after deducting commissions. Other than the shares sold in April 2018, we did not sell any additional shares during the six months ended June 30, 2018. For the six months ended June 30, 2017, we sold 52 thousand shares under the ATM program and received 0.2 million in net proceeds after deducting commissions. For the three months ended June 30, 2017 there were no additional ATM sales.

Costs related to clinical trials can be unpredictable and therefore there can be no guarantee that our current balances of cash, cash equivalents and investments, and any proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for, or commercially launch GEN-009 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	personnel-related expenses, including salaries, benefits, stock-based compensation expense, and travel;

•
expenses incurred under agreements with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), consultants, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

We expense internal research and development costs to operations as incurred. We expense third-party costs for research and development activities, such as conducting clinical trials, based on an evaluation of the progress to completion of specific performance or tasks such as patient enrollment, clinical site activations or information, which is provided to us by our vendors.

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Genital herpes (GEN-003)(1)	$45	$6,987	$550	$13,346
Immuno-oncology program (2)	4,199	3,281	10,071	5,112
Other research and development (3)	1,072	1,159	1,970	2,711
Total research and development	$5,316	$11,427	$12,591	$21,169
_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

(2)	Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.

(3)
Includes costs that are not specifically allocated by project, including facilities costs, depreciation expense, and other costs. In addition, costs for programs that were paused in 2016 or earlier are included in this line item.

General and administrative expenses

General and administrative expenses consist principally of salaries and related costs for executive, finance, and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.

Our results also include stock-based compensation expense as a result of the issuance of stock option grants to our employees, directors, and consultants. The stock-based compensation expense is included in the respective categories of expense in our condensed consolidated statements of operations and comprehensive loss (i.e., research and development or general and administrative expenses).

We anticipate that our overall general and administrative expenses will remain flat for the foreseeable future given the completion of the strategic shift and restructuring announced in September 2017. We expect that costs for certain professional services, such as lawyers and accountants, to increase slightly in the near term due to litigation expenses associated with the matters discussed under Part II, Item 1 - Legal Proceedings, and costs associated with our requirements to operate as a public company but anticipate such costs to level out or decrease slightly by mid-2019. If and when we conclude that a regulatory approval of our first product candidate appears likely, we anticipate that we will increase our salary and personnel costs and other expenses as a result of our preparation for commercial operations.

Other income (expense)

Other income and expense consists of the change in warranty liability, interest expense, net, including interest expense, non cash interest related to the amortization of debt discount and issuance costs net of interest income and other income (expense) for other miscellaneous expenses.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include, but are not limited to, estimates related to clinical trial accruals, prepaid and accrued research and development expenses, stock-based compensation expense, and reported amounts of revenues and expenses, including other expense as it includes fair value adjustments with respect to our warrant liability and offering costs allocated to the warrants that were expensed immediately, during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and June 30, 2017

	Three Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)
Operating expenses:
Research and development	$5,316	$11,427	$(6,111)
General and administrative	4,472	3,571	901
Total operating expenses	9,788	14,998	(5,210)
Loss from operations	(9,788)	(14,998)	(5,210)
Other income (expense):
Change in fair value of warrants	5,498	—	5,498
Interest expense, net	(241)	(370)	(129)
Other income (expense)	93	(7)	100
Total other income (expense)	5,350	(377)	5,727
Net loss	$(4,438)	$(15,375)	(10,937)

Research and development expenses

Research and development ("R&D") expenses decreased $6.1 million in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease was due largely to reduced headcount costs of $1.7 million and decreased external development and lab costs of $3.0 million. The remaining decrease in quarter over quarter expenses was comprised of decreased clinical costs of approximately $0.9 million and other R&D costs of approximately $0.5 million.

On a program basis, GEN-003 costs decreased by $6.9 million for the three months ended June 30, 2018 driven by decreased compensation and external manufacturing related expenses of $4.7 million, consulting and professional service related costs of $0.6 million and decreased clinical costs of $1.1 million following the September 2017 strategic pivot. Spending increases on GEN-009 and immuno-oncology programs of $0.9 million were driven primarily by increased headcount, clinical and consulting costs of $1.3 million in preparation of our Phase 1/2a clinical trial for GEN-009 in the second half of 2018, offset by decreased external manufacturing costs of $0.5 million. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses were $4.5 million for the three months ended June 30, 2018, a $0.9 million increase from the same three-month period in 2017. The increase was primarily due to increased consulting and professional services costs of $1.9 million, offset by reduced compensation and benefits costs of $0.8 million compared to the same quarter in the prior year.

Change in fair value of warrants

Change in fair value of warrants reflects non-cash change in fair value of Class A warrants issued in connection the underwritten public offering of common and preferred stock in January 2018. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of the reporting period.

Interest expense, net

Interest expense, net consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, offset by interest earned on our cash, cash equivalent and investment portfolio. The decreased of $0.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 reflects the lower outstanding principal in the three months ended June 30, 2018 as compared to the same three month period in 2017 an increased interest income earned on our cash and cash equivalents.

Other income (expense)

Other income (expense) increased by $0.1 million for the three month period ended June 30, 2018 compared to the three month period ended June 30, 2017. The increase in other income (expense) for the three months ended June 30, 2018 was due to foreign currency exchange adjustments recorded during the three months ended June 30, 2018 compared to the corresponding period of the prior year.

Comparison of the Six Months Ended June 30, 2018 and June 30, 2017

	Six Months Ended June 30,		Increase
(in thousands)	2018	2017	(Decrease)
Operating expenses:
Research and development	$12,591	$21,169	$(8,578)
General and administrative	7,581	7,205	376
Total operating expenses	20,172	28,374	(8,202)
Loss from operations	(20,172)	(28,374)	(8,202)
Other income (expense):
Change in fair value of warrants	199	—	199
Interest expense, net	(442)	(728)	(286)
Other income (expense)	87	(8)	95
Total Other income (expense)	(156)	(736)	(580)
Net loss	$(20,328)	$(29,110)	$(8,782)

 Research and development expenses decreased by $8.6 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was due largely to reduced headcount costs of $3.4 million and decreased external development and clinical costs of $3.5 million. The remaining decrease was comprised of lab related costs of $0.4 million, consulting and professional services costs of $0.5 million and other R&D costs of approximately $0.7 million.

On a program basis, GEN-003 costs decreased by $12.8 million for the six months ended June 30, 2018 driven by decreased compensation and external manufacturing related expenses of $8.5 million, consulting and professional service related costs of $1.3 million and decreased clinical and lab related costs of $2.4 million following the September 2017 strategic shift. Spending increases on GEN-009 and immuno-oncology programs of $5.0 million were driven primarily by increased headcount, clinical and consulting costs of $3.3 million and increased external manufacturing costs of $1.1 million in preparation of our Phase 1/2a clinical trial for GEN-009 in the second half of 2018. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expenses were $7.6 million for the six months ended June 30, 2018, a $0.4 million increase from the same six-month period in 2017. The increase was primarily due to increased consulting and professional services costs of $1.7 million, offset by reduced compensation and benefits costs of $1.2 million compared to the same quarter in the prior year.

Change in fair value of warrants

Change in fair value of warrants reflects non-cash change in fair value of Class A warrants issued in connection the underwritten public offering of common and preferred stock in January 2018. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of the reporting period.

Interest expense, net

Interest expense decreased by $0.3 million for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017. The decrease in interest expense reflects the lower outstanding principal balance on our debt facility in the six months ended June 30, 2018 in addition to increased interest income driven by higher average cash balances in the first 6 months of 2018 compared to 2017.

Other income (expense)

Other income (expense) increased by $0.1 million for the six month period ended June 30, 2018 compared to the six month period ended June 30, 2017. The increase in other income (expense) for the three months ended June 30, 2018 was due to foreign currency exchange adjustments recorded during the three months ended June 30, 2018 compared to the corresponding period of the prior year.

Liquidity and Capital Resources

Overview

Since our inception through June 30, 2018, we have received an aggregate of $339.5 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2018, our cash and cash equivalents were $44.2 million.

For the six months ended June 30, 2017, we sold 52 thousand shares under our ATM program and received $0.2 million in net proceeds after deducting commissions.For the six months ended June 30, 2018 we sold an additional 3.5 million shares under the ATM program and received $2.9 million in net proceeds after the deducting commissions.

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

In connection with the 2018 Loan Agreement, we issued a common stock warrant to Hercules on April 24, 2018, (the "Second Warrant" and together with the First Warrant, the “Warrants”). The Second Warrant is exercisable for 329,411 shares of the Company’s common stock. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Second Warrant is exercisable until April 24, 2023 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

Operating Capital Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third-party clinical trial R&D services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We expect that our existing cash and cash equivalents as of June 30, 2018, are sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter of 2019.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials for GEN-009;

•	the progress, timing, and costs of manufacturing GEN-009 for planned clinical trials;

•	the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing, and costs of seeking regulatory approvals;

•
the costs of commercialization activities for GEN-009 and other product candidates if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;

•	the receipt of marketing approval;

•	revenue received from commercial sales of our product candidates;

•	the terms and timing of any future collaborations, grants, licensing, consulting, or other arrangements that we may establish;

•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone and royalty payments, and patent prosecution fees that we are obligated to pay pursuant to our license agreements;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

We will need to obtain substantial additional funding in order to commence and complete clinical trials for GEN-009 and our other product candidates in order to receive regulatory approval. To the extent that we raise additional capital through the sale of our common stock, convertible securities, or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely affect our ability to conduct our business.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(23,375)	$(28,000)
Net cash provided by investing activities	(102)	35,201
Net cash provided by financing activities	55,419	600
Net increase in cash and cash equivalents	$31,942	$7,801

Operating Activities

Net cash used in operations decreased by approximately $4.6 million to $23.4 million for the six months ended June 30, 2018 from $28.0 million for the six months ended June 30, 2017. The decrease in net cash used was due primarily to an increase in non-cash items primarily attributable to the change in fair value and the warrants and transaction costs associated with the January 2018 financing.

Investing Activities

Net cash used by investing activities was $0.1 million for the six months ended June 30, 2018 as compared to net cash provided by investing activities of $35.2 million for the six months ended June 30, 2017. The decrease in cash provided was due to the receipt of proceeds from maturities of investments, net of investments made, of approximately $35.9 million in the six months ended June 30, 2017, as compared to the same period in 2018, partially offset by a decrease in cash used to purchase capital equipment in the six months ended June 30, 2018, as compared to the same period in the prior year.

Financing Activities

Net cash provided by financing activities increased $54.8 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of the proceeds from the January 2018 underwritten public offering and the shares of common stock issued pursuant to our ATM facility.

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

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash and cash equivalents of $44.2 million compared to cash and cash equivalents of $12.3 million at December 31, 2017, consisting of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of June 30, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 31, 2017, a putative class action complaint was filed in the District of Massachusetts, naming the Company, Chief Executive Officer William D. Clark, and Chief Financial Officer Jonathan Poole as defendants. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures made in and subsequent to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2017, filed with the SEC on May 5, 2017, and the Company’s announcement of a strategic shift to immuno-oncology on September 25, 2017. The plaintiff sought to represent a class of shareholders who purchased or otherwise acquired the Company’s securities between May 5, 2017 and September 25, 2017. The complaint sought unspecified damages and costs. On November 3, 2017, another purported Company shareholder filed a substantially identical complaint in the District of Massachusetts. On December 15, 2017, a purported Company shareholder filed a third complaint in the District of Massachusetts, substantially the same as the previous two, but alleging a class period beginning on August 4, 2016 and ending on September 25, 2017. The District of Massachusetts designated all three complaints as related, and entered an order in each action recognizing that the defendants are not obligated to respond to the initial complaint filed in any of the three actions. Per the procedures set forth by federal securities laws, applications for appointment of lead plaintiff(s) and lead counsel in the three actions were due to the Court on January 2, 2018. Three applications for lead plaintiff and lead counsel were submitted to the Court on that date; one of the three movants subsequently withdrew their application. The Court held a hearing on the two remaining motions for lead plaintiff(s) and lead counsel on January 31, 2018. The Court consolidated the three actions into one case, under the docket number Civil Action No. 17-cv-12137-PBS, U.S. District Court (Mass.), and took the motions for lead plaintiff(s) and counsel under advisement. Counsel for both lead plaintiff movants told the Court that they intended to file an amended complaint in the consolidated action, if appointed. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton LLP as lead counsel. On February 20, 2018, the court entered an order establishing a schedule for the lead plaintiffs’ amended complaint, and for a motion to dismiss and corresponding briefing in response, with the following deadlines: filing of an amended complaint by the lead plaintiffs and counsel due March 29, 2018; filing of an answer or motion to dismiss by defendants on May 14, 2018; filing of any opposition by plaintiffs to a motion to dismiss on June 28, 2018; and filing of any reply by defendants in support of a motion to dismiss on July 30, 2018. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleges the same causes of action and seeks the same relief as the original complaints. The amended complaint adds Seth V. Hetherington, former Chief Medical Officer, to the original named defendants. The defendants filed a motion to dismiss on May 14, 2018. Plaintiffs filed an opposition to defendants’ motion to dismiss on June 28, 2018, as well as a motion to strike exhibits referenced in defendants’ motion to dismiss, on June 29, 2018. The Company and the other named defendants filed a reply brief to plaintiffs’ opposition to defendants’ motion to dismiss, and an opposition brief to plaintiffs’ motion to strike, on July 30, 2018. Oral argument on the motion to dismiss has been scheduled for September 25, 2018.
On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware (the “Kahr” action), naming certain of the Company’s officers and directors as defendants (including certain former directors and officers), and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On May 1, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on May 9, 2018, the court entered the joint stipulation agreeing to stay the action. On June 20, 2018, another putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware (the “Howard” action), naming certain of the Company’s officers and directors (including a certain former officer), and naming the Company as a nominal defendant. The complaint alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, which was filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

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
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

4.1
Warrant Agreement between Genocea Biosciences, Inc. and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

10.1
Amendment to Equity Rights Letter Agreement between Genocea Biosciences, Inc. and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

10.2†
Genocea Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

10.3†
Genocea Biosciences, Inc. 2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

10.4+*	Amended and Restated Loan and Security Agreement between Genocea Biosciences, Inc. and Hercules Capital, Inc., dated April 24, 2018.

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Principal Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Principal Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

*	Filed herewith.

†	Indicates a compensatory plan.

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

Genocea Biosciences, Inc.

Date: August 3, 2018	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: August 3, 2018	By:	/s/ MICHAEL ALFIERI
Michael Alfieri
Vice President, Finance and Principal Financial Officer