Form 10-Q
period 2018-09-30
GENOCEA BIOSCIENCES, INC.
filed 2018-11-01
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2018, there were 86,625,975 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$34,494	$12,273
Prepaid expenses and other current assets	1,884	808
Total current assets	36,378	13,081
Property and equipment, net	2,836	3,460
Restricted cash	316	316
Other non-current assets	171	631
Total assets	$39,701	$17,488

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,276	$3,516
Accrued expenses and other current liabilities	4,233	5,604
Current portion of long-term debt	3,574	6,659
Total current liabilities	9,083	15,779
Non-current liabilities:
Warrant liability	13,021	—
Long-term debt, net of current portion and discount	11,064	7,652
Other non-current liabilities	35	107
Total liabilities	33,203	23,538
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock	702	—
Common stock	87	29
Additional paid-in-capital	298,063	258,114
Accumulated deficit	(292,354)	(264,193)
Total stockholders’ equity (deficit)	6,498	(6,050)
Total liabilities and stockholders’ equity (deficit)	$39,701	$17,488

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$6,359	$10,155	$18,950	$31,324
General and administrative	4,101	3,750	11,682	10,955
Restructuring costs	—	2,591	—	2,591
Total operating expenses	10,460	16,496	30,632	44,870
Loss from operations	(10,460)	(16,496)	(30,632)	(44,870)
Other income (expense):
Change in fair value of warrants	2,894	—	3,093	—
Interest expense, net	(266)	(366)	(708)	(1,094)
Other income (expense)	(1)	(6)	86	(14)
Total other income (expense)	2,627	(372)	2,471	(1,108)
Net loss	$(7,833)	$(16,868)	$(28,161)	$(45,978)

Other comprehensive loss:
Comprehensive loss	$(7,833)	$(16,868)	$(28,161)	$(45,978)
Net loss per share - basic and diluted	$(0.09)	$(0.59)	$(0.35)	$(1.61)
Weighted-average number of common shares used in computing net loss per share	86,626	28,666	81,191	28,568

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(28,161)	$(45,978)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	815	1,234
Stock-based compensation	1,702	3,268
Allocation of proceeds to transaction expenses	2,115	—
Change in fair value of warrant liability	(5,208)	—
Gain on sale of equipment	(50)	—
Write-off of deferred financing fees	355	—
Non-cash interest expense	460	383
Asset impairment	—	1,001
Changes in operating assets and liabilities	(5,085)	667
Net cash used in operating activities	(33,057)	(39,425)
Investing activities
Purchases of property and equipment	(213)	(1,248)
Proceeds from sale of equipment	72	—
Proceeds from maturities of investments	—	36,089
Purchases of investments	—	(153)
Net cash (used in) provided by investing activities	(141)	34,688
Financing activities
Proceeds from equity offerings, net of issuance costs	2,920	246
Proceeds from underwritten public offering, net of issuance costs	52,538	—
Payment of deferred financing costs	(127)	—
Proceeds from long-term debt	592	—
Repayment of long-term debt	(535)	(1,559)
Proceeds from exercise of stock options	—	459
Proceeds from the issuance of common stock under ESPP	31	150
Net cash provided by (used in) financing activities	55,419	(704)
Net increase (decrease) in cash and cash equivalents	$22,221	$(5,441)
Cash, cash equivalents and restricted cash at beginning of period	12,589	27,424
Cash, cash equivalents and restricted cash at end of period	$34,810	$21,983
Supplemental cash flow information
Cash paid for interest	$786	$922
Property and equipment included in accounts payable and accrued expenses	$—	$33
Reclassification of warrants to additional paid-in capital	$190	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer vaccines and immunotherapies through its AnTigen Lead Acquisition System ("ATLAS"TM) proprietary discovery platform. The ATLAS platform is designed to identify tumor antigens of CD4+ and CD8+ T cell immune responses for inclusion in vaccines and immunotherapies that are designed to act through T cell (or cellular) immune responses. The Company believes that using ATLAS to identify neoantigens and antigens could lead to more immunogenic and efficacious cancer vaccines and immunotherapies.

The Company's most advanced program in active development is its immuno-oncology program, GEN-009, a neoantigen cancer vaccine, for which Genocea is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. The Company is also exploring GEN-010, a next-generation neoantigen vaccine program, and GEN-011, a neoantigen adoptive T cell therapy program, and has identified candidate T cell antigens for cancer vaccines targeting tumor-associated antigens and cancers caused by Epstein-Barr Virus ("EBV").

The Company has one non-active Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes, for which it is continuing to explore strategic opportunities.

The Company is devoting substantially all its efforts to product research and development, initial market development, and raising capital. To date, the Company has not generated any product revenue related to its primary business purpose and is subject to a number of risks similar to those of other preclinical stage companies, including dependence on key individuals, competition from other companies, the need and related uncertainty associated with the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including the uncertainty of success of its preclinical and clinical trials, regulatory approval of products, competition from substitute products, compliance with government regulations, protection of proprietary technology, and dependence on third parties. The Company has historical losses from operations and anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

Operating Capital Requirements

Under ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the condensed consolidated financial statements, the Company had available cash and cash equivalents of $34.5 million at September 30, 2018. In addition, the Company had a loss from operations of approximately $30.6 million and cash used in operating activities of $33.1 million for the nine months ended September 30, 2018. As determined under ASC 205-40, these factors, combined with expected cash required to fund future operations, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date this report is issued.
The Company plans to continue to fund its operations through strategic transactions, proceeds from sales of its common stock under its at-the-market equity offering program, public or private equity offerings, its loan and security agreement with Hercules Capital, Inc. ("Hercules"), or by other means. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed, or on attractive terms, it may be forced to implement further cost reduction strategies, including ceasing development of GEN-009 and corporate activities.

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

2. Summary of significant accounting policies

Basis of presentation and use of estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions of Form 10-Q and Article 10 of Regulation S-X. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017, respectively.

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

There were no changes to significant accounting policies during the nine months ended September 30, 2018, as compared to the those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

For the nine months ended September 30, 2018, there were no transfers among Level 1, Level 2, or Level 3 categories. Additionally, there were no changes to the valuation methods utilized by the Company during the nine months ended September 30, 2018, other than those related to the liability-classified common stock warrants described in Note 7.

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
ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement which requires public entities to disclose certain new information and modifies some disclosure requirements.

The new guidance will be effective for fiscal years beginning after 15 December 2019 and for interim periods within those fiscal years.

The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.
ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset.

The new guidance will be effective for annual periods, and interim periods within those annual periods, beginning after 15 December 2019.
The Company is currently evaluating the potential impact that this guidance may have on its consolidated financial statements.

3. Fair value of financial instruments

The following table presents the Company's financial instruments that were measured at fair value on a recurring basis by level in accordance with the hierarchy defined in Note 2 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Assets:
Money market funds, included in cash equivalents	$34,262	$34,262	$—	$—
Total assets	$34,262	$34,262	$—	$—

Liabilities:
Common stock warrant liabilities	$13,021	$—	$—	$13,021
Total liabilities	$13,021	$—	$—	$13,021

December 31, 2017
Assets:
Money market funds, included in cash equivalents	$11,528	$11,528	$—	$—
Total assets	$11,528	$11,528	$—	$—

Cash equivalents were initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, cash and cash equivalents were comprised of funds in depository and money market accounts.
In connection with an underwritten public offering of common and preferred stock in January 2018 (see Note 7), the Company issued Class A warrants (the “Warrants”) to purchase shares of the Company’s common stock, classified as liabilities in the condensed consolidated balance sheets. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of each reporting period, with changes in fair value recognized as income (decrease in fair value) or expense (increase in fair value) in change in fair value of warrant liability in the statements of operations.
As of the issuance dates of the Warrants, as well as at September 30, 2018, the Company utilized an option-based methodology to value the Warrants combined with a multi-scenario model, specifically a Monte Carlo simulation, to model the future movement of the stock price throughout the term of the Warrants. In addition, the valuation model considers the probability of the Company being acquired during each annual period within the Warrant term, as an acquisition event can potentially impact the settlement of the Warrants.
The assumptions used in calculating the estimated fair value of the Warrants represent the Company’s best estimates and include probabilities of settlement scenarios, future changes in the Company’s stock price, risk-free interest rates and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrants at issuance and as of September 30, 2018:

	Issuance Date	September 30, 2018
Stock price	$0.89	$0.78
Volatility	111.5%	105.7%
Remaining term (years)	5	4.3
Expected dividend yield	—%	—%
Risk-free rate	2.4% - 2.5%	2.9%
Range of annual acquisition event probability	0.0% - 30.0%	0.0% - 30.0%

The following table reflects the change in the Company’s Level 3 Warrants from issuance through September 30, 2018

Common Stock Warrant Liabilities
Issuance of Warrants	$18,231
Change in fair value	(5,208)
Warrants exercised	(2)
Balance at September 30, 2018	$13,021

In connection with the underwritten public offering, the Company also granted the underwriters a 30-day option to purchase additional shares of common stock and/or additional Warrants (the "Overallotment Option"). The Company’s Overallotment Option is also a Level 3 liability. The assumptions used to determine the fair value are described in Note 7.

The following table reflects the change in the fair value of the Overallotment Option liability from issuance through the date of expiration:

Overallotment Option Liability
Issuance of Overallotment Option	$2,441
Change in fair value	194
Exercise of Overallotment Option	(877)
Expiration of Overallotment Option in March 2018	(1,758)
Balance at September 30, 2018	$—

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Research and development costs	$764	$2,886
Payroll and employee-related costs	1,791	1,830
Other current liabilities	1,678	844
Restructuring costs	—	44
Total	$4,233	$5,604

5.  Long-term debt

On April 24, 2018 (the “Closing Date”), the Company entered into an amended and restated loan and security agreement (the “2018 Loan Agreement”) with Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.) (“Hercules”), which provided up to $14.0 million in debt financing in the form of a term loan funded on the Closing Date (the “2018 Term Loan”). The 2018 Loan Agreement amended and restated the Company’s loan and security agreement (as amended, the “2014 Loan Agreement”) with Hercules, which had provided up to $27.0 million in debt financing (the “2014 Term Loan”). The Company accounted for the amendment as a modification to the loan.

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

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Loan Agreement contains non-financial covenants and representations, including a financial reporting covenant, and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants.

Under the provisions of the 2014 Loan Agreement and the 2018 Loan Agreement, the Company has also entered into account control agreements ("ACAs") with Hercules and certain of the Company's financial institutions in which cash, cash equivalents, and investments are held. These ACAs grant Hercules a perfected first-priority security interest in the subject accounts. The ACAs do not restrict the Company's ability to utilize cash, cash equivalents, or investments to fund operations and capital expenditures unless there is an event of default and Hercules activates its rights under the ACAs.

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

The 2018 Term Loan is automatically redeemable upon a change in control. The Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date and the applicable prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at September 30, 2018.

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

The Company accounted for the April 2018 amendment to the Term Loan as a modification pursuant to ASC 470-50. The remaining balance of unamortized debt financing costs of $0.3 million and $0.1 million of fees associated with the 2018 Term Loan that met the criteria to be capitalized are being amortized through the maturity date of the 2018 Term Loan, accordingly. The End of Term Charges from the 2014 Term Loan and the 2018 Term Loan are being amortized to interest expense over the life of the 2018 Term Loan using the effective interest method. At September 30, 2018 the 2018 Term Loan bears an effective interest rate of 12.0%.

As of September 30, 2018, the Company had outstanding borrowings under the 2018 Loan Agreement of $14.6 million. At December 31, 2017, the Company had outstanding borrowings under the 2014 Term Loan of $14.3 million. Interest expense was $0.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Future principal payments, including the End of Term Charges, are as follows (in thousands):

September 30, 2018
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

The combined minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

September 30, 2018
2018	$403
2019	1,637
2020	274
Total	$2,314

At September 30, 2018 and December 31, 2017, the Company has an outstanding letter of credit of $0.3 million with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

Beginning on October 31, 2017, three putative class action complaints were filed in the U.S. District Court for the District of Massachusetts, naming the Company, Chief Executive Officer William D. Clark, and former Chief Financial Officer Jonathan Poole as defendants. Each complaint alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures from March 31, 2016 to September 25, 2017 concerning Genocea’s development of GEN-003, the Company’s proprietary HSV-2 vaccine. The court consolidated the three actions into one case, captioned Emerson et al. v. Genocea Biosciences, Inc., et al., Civil Action No. 17-cv-12137-PBS (D. Mass.), and appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleges the same causes of action and seeks the same relief as the original complaints. The amended complaint adds Seth V. Hetherington, former Chief Medical Officer, to the original named defendants. The defendants filed a motion to dismiss on May 14, 2018. Plaintiffs filed an opposition to defendants’ motion to dismiss on June 28, 2018, as well as a motion to strike exhibits referenced in defendants’ motion to dismiss, on June 29, 2018. The Company and the other named defendants filed a reply brief to plaintiffs’ opposition to defendants’ motion to dismiss, and an opposition brief to plaintiffs’ motion to strike, on July 30, 2018. The court held oral argument on the motion to dismiss and motion to strike on September 25, 2018, and took each motion under advisement.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s directors and officers as defendants (including certain former directors and officers), and naming the Company as a nominal defendant. On June 20, 2018, a second putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors (including a former officer), and naming the Company as a nominal defendant. On August 24, 2018, the court consolidated the two actions into one case, captioned In re Genocea Biosciences, Inc. Derivative Litigation, Civil Action No. 18-cv-00186-MN (D. Del.). The operative complaint in the now-consolidated action alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On August 10, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the consolidated action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on August 24, 2018, the court entered the joint stipulation agreeing to stay the consolidated action.

The Company is unable at this time to determine whether the outcome of any of the litigation would have a material impact on its results of operations, financial condition or cash flows. The Company does not have contingency reserves established for any litigation liabilities.

7. Stockholders' equity

As of September 30, 2018, the Company has authorized 250,000,000 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock at $0.001 par value per share. As of September 30, 2018, 86,625,975 shares of common stock and 1,635 shares of preferred stock were issued and outstanding. As of December 31, 2017, 28,734,898 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

Accounting for the January 2018 Financing Transaction

In assessing the accounting for the January 2018 Financing, the Company first determined that the common and preferred stock and the Warrants represented separable freestanding financial instruments.

Next, the Company determined that the Warrants should be liability classified in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), given the ability for the holders of the Warrants to redeem the Warrants for cash in certain Acquisition scenarios, as described above. As such, the Company allocated proceeds from the Common Stock Offering and Preferred Stock Offering in order to record the related Warrants at their fair value as of the date of issuance. In addition, the Company recorded the Warrants issued to the underwriters as part of the exercise of their Overallotment Option at their fair value as of the date of issuance. As the Warrants are liability-classified, the Company remeasures the fair value of the Warrants at each reporting date. The Company recorded the Warrants issued in the January 2018 Financing at their estimated fair value of approximately $18.2 million as of the issuance date. The Company recorded expense of approximately $3.2 million in the quarter ended March 31, 2018, income of approximately $5.5 million in the quarter ended June 30, 2018, and income of approximately $2.9 million in the quarter ended September 30, 2018, in the condensed consolidated statement of operations associated with the remeasurement of the Warrants to fair value. The fair value of the warrant liability is approximately $13.0 million as of September 30, 2018 (see Note 3).

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

The Company determined that the Overallotment Option should be classified as a liability in accordance with ASC 480 on the basis that the Overallotment Option was exercisable for Warrants that are classified as liabilities under ASC 480. As the Overallotment Option is a traditional overallotment option that remained with the underwriters, no proceeds from the January 2018 Financing were allocated. Given the short-term duration of the Overallotment Option, the Company estimated its fair value was representative of the intrinsic value of the related Warrants, based on the estimated fair value of the Warrants at issuance and the exercise price of the Overallotment Option. The Company estimated the fair value of the Overallotment Option at the issuance to be approximately $2.4 million. Upon the partial exercise of the Overallotment Option by the underwriters, the Company reclassified a proportional amount of the Overallotment Option liability of $0.9 million to the Warrant liability, to reflect the fair value of the Warrants issued to the underwriters. Upon expiration of the Overallotment Option, the Company recognized the $1.8 million liability balance as expense.

In connection with the January 2018 Financing, the Company incurred approximately $4.0 million of issuance costs. The Company allocated approximately $2.6 million of the issuance costs to the common and preferred stock, and recorded these amounts against the proceeds received, and approximately $1.4 million of the issuance costs to the Warrants, based on the relative values assigned. As the Warrants were classified as liabilities, the Company immediately expensed the issuance costs allocated to the Warrants.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40 million of its common stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50 million of its common stock. Through November 1, 2018, the Company sold an aggregate of approximately 3.7 million shares under the ATM and received approximately $4.0 million in net proceeds after deducting commissions.

Warrants

As of September 30, 2018 and December 31, 2017, the Company had warrants outstanding that represent the right to acquire 29,342,564 and 77,603 shares of common stock, respectively. As of September 30, 2018, the common stock underlying the warrants consist of 28,935,550 shares of common stock reserved for issuance upon the exercise of the Warrants, 403,136 shares of common stock reserved for issuance upon the exercise of warrants issued to Hercules and 3,878 shares of common stock reserved for issuance upon the exercise of warrants issued in periods prior to the Company's initial public offering ("IPO").

8. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options and restricted stock awards granted to employees and non-employees and has been reported in the Company’s statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$156	$322	$456	$1,060
General and administrative	310	771	1,246	2,208
Total	$466	$1,093	$1,702	$3,268

Stock options

The following table summarizes stock option activity for employees and non-employees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,129	$5.48	7.07	$—
Granted	3,805	$0.95
Exercised	—	$—
Canceled	(2,242)	$4.64
Outstanding at September 30, 2018	5,692	$2.78	7.51	$75,535
Exercisable at September, 2018	2,378	$4.40	5.26	$—

Restricted stock

In May 2017, the Company granted one of its officer's 47,620 units of restricted stock ("RSUs") in accordance with the 2014 Equity Incentive Plan and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 RSUs vested immediately and another 23,810 RSUs were to vest on the eighteen-month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 RSUs, which contained a performance condition of completing a material financing event on or before September 30, 2017, were canceled as the performance criterion was not achieved. Upon the resignation of the officer in March 2018, the remaining 23,810 RSUs were forfeited.

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements, and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and nine months ended September 30, 2018, respectively, and did not recognize stock-based compensation expense for these periods. As of September 30, 2018, there were 56,336 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

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

In June of 2018, 2,500,000 additional shares were authorized under the 2014 ESPP and 42,132 shares were issued. As of September 30, 2018, 2,457,875 shares remain available for future issuance. The Company incurred stock-based compensation expense related to the 2014 ESPP of $10 thousand and $32 thousand the three and nine months ended September 30, 2018, respectively, and $23 thousand and $99 thousand for the three and nine months ended September 30, 2017, respectively.

9. Net loss per share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three and nine-month periods ended September 30, 2018 and 2017, respectively, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2018	2017
Stock options	5,692	4,400
Restricted stock units	—	24
Warrants	29,343	78
Outstanding ESPP	82	31
Total	35,117	4,533

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

The following table summarizes the impact of the September 2017 restructuring activities for the year ended December 31, 2017 and three months ended March 31, 2018, along with the current liability recorded in the balance sheet as of December 31, 2017 and September 30, 2018 (in thousands):

(in thousands)	Charges incurred during the year ended December 31, 2017	Amount paid through December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Remaining liability at December 31, 2017	Amount paid during Q1 2018	Remaining liability at September 30, 2018
Employee severance, benefits and related costs	$1,064	$(1,050)	$—	$14	$(14)	$—
Contract terminations	526	—	—	526	(526)	—
Asset impairments	1,028	—	(1,028)	—	—	—
Total	$2,618	$(1,050)	$(1,028)	$540	$(540)	$—

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer vaccines and immunotherapies. We use our proprietary discovery platform, ATLAS, to identify tumor antigens of CD4+ and CD8+ T cell immune responses for inclusion in vaccines and immunotherapies that are designed to act through T cell (or cellular) immune responses. We believe that using ATLAS to identify neoantigens and antigens could lead to more immunogenic and efficacious cancer vaccines and immunotherapies.

In September 2017, we announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines. Our most advanced program in active development is our clinical immuno-oncology program, GEN-009, a neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify patient neoantigens, or newly formed antigens unique to each patient, that are associated with that individual's tumor. We are also exploring GEN-010, a next-generation neoantigen vaccine program, and GEN-011, a neoantigen adoptive T cell therapy program, and has identified candidate T cell antigens for cancer vaccines targeting tumor-associated antigens and cancers caused by EBV.

We have one non-active Phase 3-ready product candidate, GEN-003, an investigational immunotherapy for the treatment of genital herpes. In September 2017, we announced that we are exploring strategic alternatives for GEN-003 and are continuing to do so.

ATLAS Platform

The T cell arm of the immune system is increasingly understood to be critical in the treatment of certain cancers. However, the discovery of effective T cell targets, or antigens, has been particularly challenging for two reasons. First, the diversity of human T cell responses means that an effective T cell target for one person may be different from an effective T cell target for another person. Second, the number of candidate targets for T cell responses can be very large with up to thousands of candidate antigens per patient in some cancers. These complexities represent fundamental barriers that traditional cancer vaccine target discovery tools, which rely largely on computer modeling - so-called predictive algorithms - have, as yet, only been poorly addressed.

We have designed the ATLAS platform to overcome these T cell target discovery challenges by identifying true neoantigens in an individual rather than using traditional predictive methods. We believe ATLAS represents the most comprehensive and accurate high throughput system for T cell vaccine and immunotherapy discovery in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system of each patient that it profiles in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of potential T cell targets for an individual’s cancer, allowing us to identify vaccine and immunotherapy targets associated with T cell responses which may kill an individual’s cancer.

We believe that we are a leader in the field of T cell vaccine and immunotherapy discovery and development. Our management and scientific teams possess considerable experience in vaccine, immunotherapy and anti-infective research, manufacturing, clinical development and regulatory matters.

Our Immuno-Oncology Programs

We are focused on combining our antigen selection and vaccine development expertise to create new immuno-oncology treatments. Our potential cancer vaccines and immunotherapies will be designed to educate T cells to recognize and attack specific targets and thereby kill cancer cells. We are first working to develop personalized cancer vaccines by applying ATLAS to identify patient neoantigens that are associated with that individual's pre-existing immune responses to a tumor.

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

Our lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate designed to direct a patient’s immune system to attack their tumor. GEN-009’s neoantigens are identified by our proprietary ATLAS platform, which is designed to identify tumor antigens of CD4+ and CD8+ cell immune responses to their tumor. Following ATLAS neoantigen identification, we will manufacture a personal vaccine for each patient.

In May 2018 we announced that the FDA accepted our investigational new drug ("IND") application for GEN-009. In June 2018, we initiated a Phase 1/2a clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but a high risk of relapse. We expect to report initial immunogenicity data from this trial in the first half of 2019.

Behind GEN-009, we continue to explore GEN-010, our vaccine candidate employing next-generation antigen delivery technology, which could provide an opportunity for even better immunogenicity and/or efficiency of production. We have also initiated early work on GEN-011, an adoptive T cell therapy to neoantigens identified by ATLAS.

We are also using ATLAS to develop cancer vaccines targeting tumor-associated, or shared, antigens and vaccines against cancers of viral origin. Our strategy in immuno-oncology combines our own internal neoantigen vaccine development programs with a focus on partnering ATLAS for these other immuno-oncology applications.

In November 2015, we commenced a program focused on Epstein-Barr Virus, or EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV, given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family, in which we have deep experience through our development of GEN-003. We are currently seeking a partner to advance the development of this EBV vaccine.

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	First generation neoantigen cancer vaccine	Clinical	Immunogenicity data from the first patient cohort	First half of 2019
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-011	Adoptive T cell therapy	Research	Initiate preclinical program	Ongoing
GEN-006	Immuno-oncology -tumor‑associated antigen vaccine	Research	Select antigen candidates	Exploring partnering opportunities
GEN-007	Epstein-Barr Virus	Research	Select antigen candidates	Exploring partnering opportunities

GEN-003 — Phase 2 immunotherapy for genital herpes, currently exploring strategic alternatives

Prior to our September 2017 strategic shift announcement, our lead program was GEN-003, a Phase 3-ready investigational immunotherapy for the treatment of genital herpes that had completed three positive clinical trials. We have ceased substantially all activities under the GEN-003 program and are currently exploring alternatives to maximize shareholder value from GEN-003.

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. All our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of September 30, 2018, we had received an aggregate of $339.5 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2018, our cash and cash equivalents were $34.5 million.

Since inception, we have incurred significant operating losses. Our net losses were $7.8 million and $28.2 million for the three and nine months ended September 30, 2018, and our accumulated deficit was $292.4 million as of September 30, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In January 2018, we completed concurrent registered offerings in which we sold (i) 53.4 million shares of our common stock and accompanying 53.4 million Class A warrants to purchase up to 26.7 million shares of our common stock, at a combined price of $1.00 per share, for aggregate gross proceeds of approximately $53.4 million and (ii) 1,635 shares of our Series A convertible preferred stock, which are convertible into 1.6 million shares of our common stock, and accompanying Class A warrants to purchase up to 0.8 million shares of our common stock for aggregate gross proceeds of approximately $1.6 million. Each Class A warrant has an exercise price of $1.20 per share and will expire five years from the date of issuance. We received net proceeds from these offerings of approximately $51.7 million, after deducting approximately $3.3 million in underwriting discounts and commissions, excluding offering costs payable by us.

In April 2018, we sold 3.5 million shares under our ATM program and received net proceeds of $2.9 million, after deducting commissions. Other than the shares sold in April 2018, we did not sell any additional shares during the nine months ended September 30, 2018. For the nine months ended September 30, 2017, we sold 52 thousand shares under the ATM program and received $0.2 million in net proceeds after deducting commissions. For the three months ended September 30, 2017 there were no additional ATM sales.

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

We expense internal research and development costs to operations as incurred. We expense certain third-party costs for research and development activities based on an evaluation of the progress to completion of specific performance or tasks.

The following table identifies research and development expenses on a program-specific basis for our product candidates as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Immuno-oncology programs (1)	$5,474	$2,456	$15,870	$7,568
Other research and development (2)	879	1,321	2,524	4,032
Genital herpes (GEN-003)(3)	6	6,378	556	19,724
Total research and development	$6,359	$10,155	$18,950	$31,324
_______________________________________________________

(1)	Includes direct and indirect internal costs and external costs for our immuno-oncology research and development activities.

(2)
Includes costs that are not specifically allocated by project, including facilities costs, depreciation expense, and other costs. In addition, costs for programs that were paused in 2016 or earlier are included in this line item.

(3)	Includes direct and indirect internal costs and external costs such as CMO and CRO costs.

General and administrative expenses

General and administrative expenses consist principally of salaries and related costs for executive, finance, and other administrative personnel, professional fees, business insurance, rent, general legal activities, including the cost of maintaining our intellectual property portfolio, and other corporate expenses.

Our results also include stock-based compensation expense resulting from the issuance of stock option grants to our employees, directors, and consultants. The stock-based compensation expense is included in the respective categories of expense in our condensed consolidated statements of operations and comprehensive loss (i.e., research and development or general and administrative expenses).

Other income (expense)

Other income and expense consists of the change in warranty liability, interest expense, net of interest income, and other income (expense) for miscellaneous items.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 related to prepaid and accrued research and development expenses and stock-based compensation. There have been no material changes to our accounting policies from those described in our Annual Report on Form 10-K. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 16, 2018.

Results of Operations

Comparison of the three months ended September 30, 2018 and September 30, 2017

	Three Months Ended September 30,		Increase
(in thousands)	2018	2017	(Decrease)
Operating expenses:
Research and development	$6,359	$10,155	$(3,796)
General and administrative	4,101	3,750	351
Restructuring costs	—	2,591	(2,591)
Total operating expenses	10,460	16,496	(6,036)
Loss from operations	(10,460)	(16,496)	(6,036)
Other income (expense):
Change in fair value of warrants	2,894	—	2,894
Interest expense, net	(266)	(366)	(100)
Other income (expense)	(1)	(6)	(5)
Total other income (expense)	2,627	(372)	2,999
Net loss	$(7,833)	$(16,868)	$(9,035)

Research and development expenses

Research and development ("R&D") expenses decreased $3.8 million in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease was due largely to reduced headcount-related costs of $1.1 million and decreased external development costs of $1.6 million. The remaining decrease in quarter-over-quarter expenses was comprised of decreased clinical costs of approximately $0.5 million, consulting costs of approximately $0.3 million, and other R&D costs of approximately $0.3 million.

Spending increases on GEN-009 and immuno-oncology programs of $3.0 million were driven primarily by increased headcount-related and consulting costs of approximately $1.5 million and increased manufacturing, clinical and lab related costs of approximately $1.5 million to support the Phase 1/2a clinical trial for GEN-009. Increased spending on this program was offset by lower costs on deprioritized infectious disease programs. On a program basis, GEN-003 costs decreased $6.4 million for the three months ended September 30, 2018, driven by decreased compensation and external manufacturing-related expenses of approximately $4.4 million, decreased consulting and professional service related costs of approximately $0.5 million, decreased clinical costs of approximately $1.1 million, and decreased lab related costs of approximately $0.2 million following the September 2017 strategic pivot.

General and administrative expenses

General and administrative expenses were $4.1 million for the three months ended September 30, 2018, a $0.4 million increase as compared to the three months ended September 30, 2017. The increase was primarily due to increased consulting and professional services costs of approximately $0.3 million and increased office and facility-related costs of approximately $0.1 million, as compared to the same period in the prior year.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. As a result, the Company incurred a charge of approximately $1.1 million for employee severance and related costs, approximately $0.5 million of expense related to contract termination clauses, and approximately $1.0 million in non-cash asset impairment charges.

Change in fair value of warrants

Change in fair value of warrants reflects non-cash change in fair value of Class A warrants issued in connection the underwritten public offering of common and preferred stock in January 2018. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of each reporting period.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, offset by interest earned on our cash, cash equivalent and investment portfolio. The decrease of $0.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, reflects the lower outstanding principal in the three months ended September 30, 2018, as compared to the same period in the prior year, combined with increased interest income earned on our cash and cash equivalents in the current year.

Other income (expense)

Other income (expense) for thee three months ended September 30, 2018 was consistent, as compared to the three months ended September 30, 2017. The decrease in other income (expense) for the three months ended September 30, 2018 was due to foreign currency exchange adjustments recorded.

Comparison of the nine months ended September 30, 2018 and September 30, 2017

	Nine Months Ended September 30,		Increase
(in thousands)	2018	2017	(Decrease)
Operating expenses:
Research and development	$18,950	$31,324	$(12,374)
General and administrative	11,682	10,955	727
Restructuring costs	—	2,591	(2,591)
Total operating expenses	30,632	44,870	(14,238)
Loss from operations	(30,632)	(44,870)	(14,238)
Other income (expense):
Change in fair value of warrants	3,093	—	3,093
Interest expense, net	(708)	(1,094)	(386)
Other income (expense)	86	(14)	100
Total Other income (expense)	2,471	(1,108)	3,579
Net loss	$(28,161)	$(45,978)	$(17,817)

Research and development expenses

 Research and development expenses decreased by $12.4 million in the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease was due largely to reduced headcount costs of approximately $4.7 million, decreased external development costs of approximately $3.9 million, and decreased clinical costs of approximately $1.8 million. The remaining decrease was comprised of lab related costs of approximately $0.4 million, consulting and professional services costs of approximately $0.6 million, and other R&D costs of approximately $1.0 million.

Spending increases on GEN-009 and immuno-oncology programs of $8.3 million were driven primarily by increased headcount, clinical, and consulting costs of approximately $5.5 million and increased external manufacturing and lab related costs of approximately $2.6 million to support the Phase 1/2a clinical trial for GEN-009. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs. On a program basis, GEN-003 costs decreased by $19.2 million for the nine months ended September 30, 2018 driven by decreased compensation cost and external manufacturing-related expenses of approximately $13.2 million, consulting and professional service costs of approximately $1.8 million, clinical and lab related costs of approximately $3.7 million, and other GEN-003 specific costs of approximately $0.5 million following the September 2017 strategic shift.

General and administrative expenses

General and administrative expenses were $11.7 million for the nine months ended September 30, 2018, a $0.7 million increase from the nine months ended September 30, 2017. The increase was primarily due to increased consulting and professional services costs of approximately $2.1 million, offset by reduced compensation and benefits costs of approximately $1.2 million and depreciation costs of approximately $0.2 million, as compared to the same period in the prior year.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. As a result, the Company incurred a charge of approximately $1.1 million for employee severance and related costs, approximately $0.5 million of expense related to contract termination clauses, and approximately $1.0 million in non-cash asset impairment charges.

Change in fair value of warrants

Change in fair value of warrants reflects non-cash change in fair value of Class A warrants issued in connection with the underwritten public offering of common and preferred stock in January 2018. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of each reporting period.

Interest expense, net

Interest expense decreased by $0.4 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in interest expense reflects the lower outstanding principal balance on our debt facility in the nine months ended September 30, 2018 in addition to increased interest income driven by higher average cash balances in the first nine months of 2018, as compared to 2017.

Other income (expense)

Other income (expense) increased by $0.1 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in other income (expense) for the nine months ended September 30, 2018 was due to foreign currency exchange adjustments recorded during the nine months ended September 30, 2018, as compared to the same period in the prior year.

Liquidity and Capital Resources

Overview

Since our inception through September 30, 2018, we have received an aggregate of $339.5 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2018, our cash and cash equivalents were $34.5 million.

For the nine months ended September 30, 2017, we sold 52 thousand shares under our ATM program and received $0.2 million in net proceeds after deducting commissions. For the nine months ended September 30, 2018 we sold an additional 3.5 million shares under the ATM program and received $2.9 million in net proceeds after deducting commissions.

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

We expect that our existing cash and cash equivalents, as of September 30, 2018, are sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We are currently exploring various avenues to secure capital to advance GEN-009 through our existing Phase 1/2a clinical trial. In the event that we are unsuccessful in securing capital on acceptable terms we will review our remaining strategic alternatives to maximize shareholder value including, but not limited to, exploring a potential sale of the company or our assets and/or a shut-down of company activities. These factors raise substantial doubt about our ability to continue as a going concern.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of current and planned clinical trials for GEN-009;

•	the progress, timing, and costs of manufacturing GEN-009 for planned clinical trials;

•	the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing, and costs of seeking regulatory approvals;

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(33,057)	$(39,425)
Net cash provided by investing activities	(141)	34,688
Net cash provided by (used in) financing activities	55,419	(704)
Net increase (decrease) in cash and cash equivalents	$22,221	$(5,441)

Operating Activities

Net cash used in operations decreased by approximately $6.4 million to $33.1 million for the nine months ended September 30, 2018 from $39.4 million for the nine months ended September 30, 2017. The decrease in net cash used was due primarily to an increase in non-cash cash items attributable to the change in fair value of the warrants of $5.2 million, offset by transaction costs associated with the January 2018 financing of $2.1 million. Other non-cash items decreases included depreciation and stock based compensation.

Investing Activities

Net cash used by investing activities was $0.1 million for the nine months ended September 30, 2018 as compared to net cash provided by investing activities of $34.7 million for the nine months ended September 30, 2017. The decrease in cash provided was due to the receipt of proceeds from maturities of investments, net of investments made, of approximately $35.9 million in the nine months ended September 30, 2017, as compared to the same period in 2018, partially offset by a decrease in cash used to purchase capital equipment in the nine months ended September 30, 2018, as compared to the same period in the prior year.

Financing Activities

Net cash provided by financing activities increased $56.1 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the proceeds from the January 2018 underwritten public offering and the shares of common stock issued pursuant to our ATM facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K, as filed with the SEC on February 16, 2018 other than the impact of the 2018 Loan Agreement that increased our outstanding obligations up to $14.0 million and deferred payment of principal and interest to June 1, 2019.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $34.5 million compared to cash and cash equivalents of $12.3 million at December 31, 2017, consisting of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short‑term duration most of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of September 30, 2018 and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning on October 31, 2017, three putative class action complaints were filed in the U.S. District Court for the District of Massachusetts, naming the Company, Chief Executive Officer William D. Clark, and former Chief Financial Officer Jonathan Poole as defendants. Each complaint alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with disclosures from March 31, 2016 to September 25, 2017 concerning Genocea’s development of GEN-003, the Company’s proprietary HSV-2 vaccine. The court consolidated the three actions into one case, captioned Emerson et al. v. Genocea Biosciences, Inc., et al., Civil Action No. 17-cv-12137-PBS (D. Mass.), and appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleges the same causes of action and seeks the same relief as the original complaints. The amended complaint adds Seth V. Hetherington, former Chief Medical Officer, to the original named defendants. The defendants filed a motion to dismiss on May 14, 2018. Plaintiffs filed an opposition to defendants’ motion to dismiss on June 28, 2018, as well as a motion to strike exhibits referenced in defendants’ motion to dismiss, on June 29, 2018. The Company and the other named defendants filed a reply brief to plaintiffs’ opposition to defendants’ motion to dismiss, and an opposition brief to plaintiffs’ motion to strike, on July 30, 2018. The court held oral argument on the motion to dismiss and motion to strike on September 25, 2018, and took each motion under advisement. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

On January 31, 2018, a putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s directors and officers as defendants (including certain former directors and officers), and naming the Company as a nominal defendant. On June 20, 2018, a second putative shareholder derivative action was filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors (including a former officer), and naming the Company as a nominal defendant. On August 24, 2018, the court consolidated the two actions into one case, captioned In re Genocea Biosciences, Inc. Derivative Litigation, Civil Action No. 18-cv-00186-MN (D. Del.). The operative complaint in the now-consolidated action alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On August 10, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the consolidated action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on August 24, 2018, the court entered the joint stipulation agreeing to stay the consolidated action. We intend to vigorously defend ourselves against this action. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our results of operations, financial condition or cash flows.

Item 1A.                           Risk Factors

There have been no material changes from the risk factors set forth in the Company's Annual Report Form 10-K for the year ended December 31, 2017, other than as set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We require additional financing to execute our operating plan and continue to operate as a going concern.

Our unaudited condensed consolidated financial statements for the quarter ended September 30, 2018 have been prepared assuming we will continue to operate as a going concern, but we believe that our continuing operating losses raise substantial doubt about our ability to continue as such. Because we continue to experience net operating losses, our ability to continue as a going concern is subject to our ability to obtain necessary capital from outside sources, including obtaining additional capital from the sale of our securities or assets, obtaining loans and grant awards from financial institutions and/or government agencies where possible or entering into partnership arrangements. Our continued net operating losses increase the difficulty in obtaining such capital, and there can be no assurances that we will be able to obtain such capital on favorable terms or at all. If we are unable to obtain sufficient capital from the sale of our securities or from alternative sources, we may be required to reduce, defer, or discontinue certain or all of our research and development activities, including discontinuing development of GEN-009, or we may not be able to continue as a going concern. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003, pending our exploration of strategic alternatives for advancing that product candidate.

Item 6.                           Exhibits

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements

†	Indicates a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: November 1, 2018	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 1, 2018	By:	/s/ MICHAEL ALFIERI
Michael Alfieri
Vice President, Finance (Principal Financial and Accounting Officer)