Form 10-K
period 2018-12-31
GENOCEA BIOSCIENCES, INC.
filed 2019-02-28
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-K
____________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 001-36289
___________________________________
GENOCEA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	51-0596811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Acorn Park Drive, Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)
(617) 876-8191
(Registrant’s telephone number, including area code)
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market
Securities registered pursuant to Section12(g) of the Act: None
___________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)..  ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the NASDAQ Global Market on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was: $52,786,883.
The number of shares outstanding of the registrant’s common stock as of February 26, 2019 was 112,371,154.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement related to its 2019 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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

•	our estimate for when we will require additional funding;

•	our plans to commercialize GEN-009 and our other product candidates, including GEN-010 and GEN-011;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our ability to quickly and efficiently identify and develop product candidates;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing.
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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer immunotherapies. We use our proprietary discovery platform, ATLAS, to profile CD4+ and CD8+ T cell (or cellular) immune responses to tumor antigens. We use insights arising from ATLAS to design novel cancer immunotherapies. We believe that ATLAS, which recreates each individual's T cell immune responses to their tumor in the laboratory, affords Genocea advantages in the design of novel cancer immunotherapies relative to our peers, who we believe rely primarily on software and processes such as "machine learning" to predict immunotherapy targets.

Our most advanced program is GEN-009, a neoantigen (or personalized) cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen adoptive T cell therapy program as well as GEN-010, a next-generation neoantigen vaccine program.

ATLAS Platform

Harnessing and directing the T cell arm of the immune system to kill tumor cells is increasingly viewed as having potential in the treatment of many cancers, and this approach has clearly shown efficacy in hematologic malignancies. Treatments arising from this approach must target specific differences present in a tumor, such as genetic mutations. However, the discovery of such T cell targets, or antigens, has been particularly challenging for two reasons. First, the diversity of human T cell responses means that an effective T cell target for one person may be different from an effective T cell target for another person. Second, the number of candidate targets for T cell responses can be very large with up to thousands of candidate antigens per patient in some cancers. These complexities represent fundamental barriers that traditional cancer immunotherapy target discovery tools, which rely largely on computer modeling - so-called predictive algorithms - have, as yet, only poorly addressed.

We have designed the ATLAS platform to overcome these T cell target discovery challenges. We believe that ATLAS represents the most comprehensive and accurate high-throughput system for T cell immune response profiling in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system of each patient that it profiles in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of potential T cell targets for an individual’s cancer. Using ATLAS, we can determine if these T cell responses are statistically above or below a baseline measurement and can develop immunotherapies using only those targets and T cells determined to be most likely to kill an individual’s cancer.

We believe that we are a leader in the field of T cell-related immunotherapy discovery and development. Our management and scientific teams possess considerable experience in oncology, immunology, and vaccinology spanning research, manufacturing, clinical development and regulatory affairs.

Our Programs

Our cancer immunotherapies are designed to educate T cells to recognize and attack specific targets - or to introduce T cells already educated to attack these targets - and thereby kill cancer cells. We are first developing personalized cancer vaccines by applying ATLAS to identify patient neoantigens that are associated with that individual's pre-existing immune responses to a tumor.

    Neoantigens are personalized tumor mutations that are seen as “foreign” by an individual’s immune system. Data published in recent years have indicated that an individual’s response to neoantigens drives immune checkpoint inhibitor ("ICI") efficacy and that it is possible to vaccinate an individual against their own neoantigens. If approved, neoantigen vaccines could be used in combination with existing treatment approaches for cancer, including ICIs, to potentially direct and enhance an individual’s T cell response to the individual’s cancer, thereby potentially effecting better clinical outcomes. Data also support the potential of isolating and expanding T cell populations targeting specific neoantigens for therapeutic benefit.

    Our lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate designed to direct a patient’s immune system to attack their tumor. GEN-009’s neoantigens are identified by our proprietary ATLAS platform, which is designed to profile CD4+ and CD8+ cell immune responses to tumor antigens. Following ATLAS neoantigen identification, we manufacture a personalized vaccine for each patient using only those neoantigens determined to be stimulatory to the immune system by ATLAS.

    In June 2018, we initiated a Phase 1/2a clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but at high risk of relapse. In January 2019, we announced that we had commenced dosing patients and completed enrollment in this first part of the trial. We expect to report immunogenicity results from the initial patient cohort late in the second quarter or early in the third quarter of 2019.

We have also initiated pre-clinical work on GEN-011, an adoptive T cell therapy to neoantigens identified by ATLAS. We currently expect to file an Investigational New Drug Application (“IND”) with the U.S. Food and Drug Administration (“FDA”) for GEN-011 in the first half of 2020.

Behind GEN-009, we also continue to explore GEN-010, our vaccine candidate employing next-generation antigen delivery technology, which could provide an opportunity for even better immunogenicity and/or efficiency of production.

We are also using ATLAS to amass libraries of novel candidate antigens for non-personalized cancer immunotherapies. Such programs would target non-mutated, shared tumor-associated antigens and cancers of viral origin.

For shared antigens, we have had and continue to conduct a number of research collaborations that provide blood and tumor samples to antigen discovery and immune-response profiling as follows:

•	Dana Farber Cancer Institute (ongoing), Mayo Clinic (completed), and Checkmate Pharmaceuticals (completed)

The Company is not dependent on these research collaborations to develop its product candidates and no material financial obligations exist as part of these collaborations.

For cancers of viral origin, we have profiled the immune responses that several cohorts of patients made to Epstein-Barr Virus ("EBV"). EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family in which we have deep experience through our previous development of GEN-003.

Our Immuno-oncology Product Candidate Pipeline

The following table describes our active programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	First generation neoantigen cancer vaccine	Phase 1/2a	Immunogenicity data from the first patient cohort	Late Q2/early Q3 2019
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-011	Adoptive T cell therapy	Pre-clinical	IND filing	First half of 2020

In addition to our immuno-oncology programs, we also have an investigational immunotherapy for the treatment of genital herpes, GEN-003. To date, GEN-003 has completed three positive clinical trials. However, we have ceased substantially all activities under the GEN-003 program and are exploring alternatives to maximize shareholder value from GEN-003.
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

There are several companies attempting to develop new neoantigen cancer vaccines, including Advaxis Inc., Agenus Inc., BioNTech AG., CureVac AG., Gritstone Oncology Inc., Moderna Inc., and Neon Therapeutics Inc. We believe that GEN-009 has advantages against each of these product candidates based on the potential power of the ATLAS platform to comprehensively identify for each cancer patient the neoantigens to which such patient has a pre-existing immune response. We believe that selecting neoantigens for personal cancer vaccines using ATLAS will lead to more effective vaccines. However, there can be no assurance that one or more of these companies or other companies will not achieve similar or superior clinical results in the future as compared to GEN-009 or that our future clinical trials will be successful.
Similarly, there are other companies attempting to develop cellular therapies targeted towards neoantigens, either through transferring T cells that have been transduced with T-cell Receptors ("TCR") that recognize tumor antigens, or T cells that have been enriched from tumors in a non-specific way (tumor infiltrating lymphocytes), or T cells from the peripheral blood that have been expanded on multiple tumor-specific antigens. These include Achilles Therapeutics Ltd., Adaptive Biotechnologies Corp., BioNTech AG., Bluebird Bio Inc., Cellular Biomedicine Group Inc., Eutilex Co., Ltd., Iovance Biotherapeutics Inc., Kite Pharma, Inc., Neon Therapeutics Inc., Oncotherapy Science Inc., PACT Pharma Inc., and Ziopharm Oncology Inc. We believe that Genocea’s ATLAS true neoantigen selection will lead to better targeted and more effective cell therapy; however, there can be no assurance that one or more of these companies, or other companies, will not achieve similar or superior clinical results in the future as compared to GEN-011, or that our future clinical trials will be successful.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA, and other regulatory approvals of vaccines and the commercialization of those vaccines. Accordingly, our competitors may be more successful than us in obtaining approval for vaccines and achieving widespread market acceptance. Our competitors’ vaccines may be more effective, or more effectively marketed and sold, than any vaccine we may commercialize and may render our vaccines obsolete or non-competitive.

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

We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any vaccines that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our products, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the vaccine and cell therapy fields. We additionally rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions where available. Still further, we utilize trademark protection for our company name, and expect to do so for products and/or services as they are marketed.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of vaccine and cell therapy products. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office ("U.S. PTO") in granting a patent, or may be shortened, if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a United States patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a biologics license application ("BLA"), we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

As of the date of this Annual Report on Form 10-K, our patent portfolio includes the following:

ATLAS

Our discovery platform patent portfolio includes three patent families, currently comprising five issued U.S. patents. We hold an exclusive license from President and Fellows of Harvard College ("Harvard") to the first patent family, which covers methods related to the ATLAS discovery platform, including discovery of antigens expressed in neoplastic cells. This first patent family includes U.S. Patents 9,051,564 and 9,920,314, a pending U.S. application, issued patents in Europe, Canada, and Australia, and pending applications in Europe and Canada. Patents issuing from these applications are expected to expire in 2027, with the exception of U.S. Patents 9,051,564 and 9,920,314, which include Patent Term Adjustments and extend until December 2031 and June 2028, respectively. We wholly own a second patent family, which is specifically directed to the ATLAS platform as utilized by us, including for discovery of cancer- or tumor-related antigens. This second patent family includes U.S. Patents 8,313,894, 9,045,791, and 9,873,870, a pending U.S. patent application, issued patents in Europe, Canada, and Australia, and pending applications in Europe and Canada. Patents issuing from applications in this family are expected to have a patent term until at least July 2029. U.S. Patents 8,313,894 and 9,045,791 have terms that include Patent Term Adjustments and extend until August 2030 and August 2029, respectively. U.S. Patent 9,873,870 has a term that extends until July 2029. We wholly own the third patent family, which is directed to methods for cancer diagnosis, prognosis, and patient selection, as well as related compositions. This third family currently comprises a pending PCT application and a pending U.S. application. We wholly own three further potential patent families, currently comprising six provisional applications filed in late 2018 and early 2019. The provisional applications are directed to ATLAS-based methods for further selection of cancer- or tumor-related antigens, and for redirecting immune responses.

GEN-003 (Genital Herpes)

We wholly own a portfolio of patent applications directed to herpes simplex virus-2, or HSV-2, vaccines, including GEN-003. This portfolio includes two patent families covering HSV-2 vaccine compositions and methods for inhibiting or treating HSV-2 infections, and combination treatment with antiviral medications. The first patent family includes U.S. Patents

8,617,564 and 9,895,436, a pending U.S. application, and patents granted in Australia, China, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Russia, Singapore, and South Africa. Applications in Europe, Canada, Brazil, India, China and Hong Kong are pending in the first patent family. Patents that issue from applications in the first family are expected to expire in 2030. The term for U.S. Patent 8,617,564 includes Patent Term Adjustment and extends until at least November 2030. U.S. Patent 9,895,436 has a term that extends until May 2030. The second family includes a pending PCT application and a pending U.S. application. Patents that issue from applications in this family are expected to expire in 2037.

We own two further patent families covering follow-on HSV-2 vaccine compositions. The first family includes U.S. Patent 9,782,474, with a term that extends until 2031. The second family includes U.S. Patent 9,624,273, patents granted in Australia and Japan, and pending applications in Europe and Canada. U.S. Patent 9,624,273 has a term that extends until 2032; further patents that issue from applications in this family are expected to expire in 2032.

We hold a license from Isconova AB (now Novavax, Inc.) to two patent families covering Matrix-M2, the adjuvant used in GEN-003. The first patent family includes a pending U.S. application and issued patents in Europe, Canada, Australia, Japan, Brazil, New Zealand and South Africa. The second patent family includes U.S. Patent 8,821,881 and issued patents in Europe, Canada, Australia, Japan, Brazil, New Zealand and South Africa. These issued patents have patent terms until at least July 2023 and July 2024. The issued U.S. patent in the second patent family, U.S. Patent 8,821,881, has a term that extends until August 2026 inclusive of Patent Term Adjustment.

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

In-License Agreements

Harvard University

In November 2007, we entered into an exclusive license agreement with Harvard University, granting us an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services. This agreement was amended and restated in November 2012. The Harvard University intellectual property covers methods related to the ATLAS discovery platform, including discovery of antigens expressed in neoplastic cells, as well as certain chlamydia immunogenic compositions and methods for inhibiting or treating chlamydia infections. Any patents within this portfolio that have issued or may be issued will expire normally in 2027 and 2028. Harvard University retains the right to make and use, and to grant licenses to other not-for-profit research organizations to make and use, the licensed intellectual property for internal research, teaching and other educational purposes. We notified Harvard University of our partial termination of the license agreement with regard to intellectual property covering chlamydia antigens on December 8, 2014. Effective March 8, 2015, the license agreement with Harvard, regarding intellectual property covering chlamydia antigens, was terminated and we no longer hold a license to two of the three in-licensed Harvard patent families, or to a chlamydia antigen covered by the remaining family. The remaining family covers certain aspects of the ATLAS platform, as well as one chlamydia antigen, and we continue to maintain exclusive rights to certain aspects of the ATLAS platform covered by this family.

We are obligated to pay Harvard University an annual license maintenance fee ranging from the low five figures to the mid-five figures depending on the type of product and the number of years after the effective date of the agreement. For products covered by the licensed patent rights, we are obligated to pay Harvard milestone payments up to $1.8 million in the aggregate upon the achievement of certain development and regulatory milestones. For products discovered using the licensed methods, we are obligated to pay Harvard milestone payments up to $600 thousand in the aggregate for each of the first three products and up to $300 thousand in the aggregate for each additional product under the agreement upon the achievement of certain development and regulatory milestones. As of December 31, 2018, we incurred $231 thousand in aggregate milestone payments.

Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, we are obligated to pay Harvard royalties on the net sales of such products and services sold by us, our affiliates, and our sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The sales-based royalty due by our sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties we receive from such sublicensee, depending on the type of product. Based on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard University are subject to reduction, capped at a specified percentage, for any third-party payments required to be made. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.

We are required to use commercially reasonable efforts to develop licensed products, introduce them into the commercial market, and market them in compliance with an agreed upon development plan. We are also obligated to achieve specified development milestones. If we are unable to meet our development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

Our agreement with Harvard University will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. We may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement in the event of a material breach by us that remains uncured; in the event of our insolvency, bankruptcy, or similar circumstances; or if we challenge the validity of any patents licensed to us.
Manufacture Contracts

Oncovir

In January 2018, we entered into a License and Supply Agreement with Oncovir, Inc. (“Oncovir”). The agreement provides the terms and conditions under which Oncovir will manufacture and supply an immunomodulator and vaccine adjuvant, Hiltonol® (poly-ICLC) (“Hiltonol”), to us for use in connection with the research, development, use, sale, manufacture, commercialization and marketing of products combining Hiltonol with our technology (the “Combination Product”). Hiltonol is the adjuvant component of GEN-009, which will consist of synthetic long peptides or neoantigens identified using our proprietary ATLAS platform, formulated with Hiltonol. When paired with synthetic long peptides, Hiltonol has shown the ability to induce T cell responses, which we believe will be important for driving the clinical efficacy of GEN-009. Hiltonol is manufactured under good manufacturing practice ("GMP") conditions, has an existing drug master file, and has an extensive tolerability record when used alone and in combination with vaccine antigens. We are not required to purchase any minimum quantity of Hiltonol from Oncovir.

Oncovir granted us a non-exclusive, assignable, royalty-bearing worldwide license, with the right to grant sublicenses through one tier, to certain of Oncovir’s intellectual property in connection with the research, development, or commercialization of Combination Products, including the use of Hiltonol, but not the use of Hiltonol for manufacturing or the use or sale of Hiltonol alone. The license shall become perpetual, fully paid-up, and royalty-free on the later of January 25, 2028 or the date on which the last valid claim of any patent licensed to us under the agreement expires.

Under this agreement, we are obligated to pay Oncovir (i) an up-front payment in the mid-six figures in consideration of the license granted to us and for the initial supply of Hiltonol for the GEN-009 Phase 1/2 trial, (ii) a supply price for Hiltonol in the low-three figures per vial of Hiltonol for use in clinical trials or commercial use, (iii) a milestone payment in the low-six figures upon the achievement of certain clinical trial milestones for each Combination Product, (iv) a milestone payment in the mid-six figures upon the first marketing approval for each Combination Product in certain territories, and (v) tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.

We may terminate the agreement upon a decision to discontinue the development of the Combination Product or upon a determination by us or an applicable regulatory authority that Hiltonol or a Combination Product is not clinically safe or effective. The agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution.

Trade Secrets

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors, or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Government Regulation

Biological products such as vaccines and adaptive cell therapies are subject to regulation under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and the Public Health Service Act ("PHS Act"), and other federal, state, local and foreign statutes and regulations. Both the FD&C and PHS Acts and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Clinical testing of biological products is subject to FDA review before initiation. In addition, FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory review and approval and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

United States Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following process:

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events ("AEs") should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

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

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act ("PDUFA"), as re-authorized for an additional five years in 2017, each BLA must be accompanied by a significant user fee. PDUFA also imposes annual product fees based on each approved biologic. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

United States Fraud and Abuse, Transparency and Privacy Laws

In the United States, our business activities are subject to numerous other federal, state and local laws designed to prevent fraud and abuse, promote transparency in interactions with others in the healthcare industry or protect the privacy of individual information. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the United States Department of Justice, and individual United States Attorney offices within the Department of Justice, the United States Department of Health and Human Services ("HHS"), HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services ("CMS"), the Office of Inspector General, the Office for Human Research Protections, and the Office of Research Integrity, and other state and local government agencies.

Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third party payors (including Medicare and Medicaid) that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws.

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

Reimbursement

In both domestic and foreign markets, the commercial success of any approved products will depend, in part, on the availability of coverage and adequate reimbursement for such products from third-party payors, such as government health care programs, commercial insurance, and managed care organizations. Patients who are provided vaccinations, and providers providing vaccinations, generally rely on third-party payors to reimburse all or part of the associated health care costs. Sales of any approved vaccines will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our approved vaccines will be paid by third-party payors. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of health care costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. In addition, there is significant uncertainty regarding the reimbursement status of newly approved health care products. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

Within the United States, if we obtain appropriate approval in the future to market any of our current product candidates, we may seek coverage for those products under Medicaid, Medicare, and the 340B drug pricing programs. These programs are administered by various federal and state agencies and provide prescription drug benefits to individuals who are age 65 and over, low income, or disabled or allow healthcare providers that serve vulnerable populations to purchase prescription drugs at discounted prices. In the future, we may also seek to sell any approved product candidates to government purchasers. In order to obtain coverage for our products under government benefit programs, or to sell products to government purchasers, we may be required to track and report prices for our products, offer discounts to certain purchasers, or pay rebates on certain utilization.

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the "Healthcare Reform Act") which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). In a May 2018 report, the Congressional Budget Office estimated that, compared to 2018, the number of uninsured will increase by 3 million in 2019 and 6 million in 2028, in part due to the elimination of the individual mandate. The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. Pending appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing. For example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, in November of 2018, CMS issued an advance notice of proposed rulemaking that proposed revisions to Medicare Part D to support health plans’ negotiation of lower drug prices with manufacturers and reduce health plan member’s out-of-pocket costs. The HHS Office of Inspector General issued a proposed rule in February of 2018 that would revise the federal anti-kickback statute to limit protection for discounts offered by pharmaceutical manufacturers to pharmacy benefit managers (“PBMs”), Medicare Part D plans, and Medicaid managed care plans that are not reflected in the price charged to the patient at the pharmacy counter and to provide protection only for certain types of service fees paid by pharmaceutical manufacturers to PBMs.

There have also been other efforts by government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot, however, predict the ultimate content, timing, or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

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

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one-member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. In light of the United Kingdom’s vote in 2016 to leave the European Union, the so-called Brexit vote, there may be changes forthcoming in the scope of the centralized approval procedure as the terms of that exit are negotiated between the United Kingdom and the European Union.

Manufacturing

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for non-clinical studies and clinical trials, as well as for commercial manufacture if our product candidates receive marketing approval.

Executive Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2019.

Name	Age	Position
William Clark	50	President and Chief Executive Officer
Girish Aakalu, Ph.D.	45	Chief Business Officer
Michael Alfieri	54	Vice President, Finance and Principal Financial Officer
Pamela Carroll, Ph.D.	55	Senior Vice President, Immuno-oncology
Thomas Davis, M.D.	55	Chief Medical Officer
Jessica Baker Flechtner, Ph.D.	47	Chief Scientific Officer
Derek Meisner	48	Senior Vice President, General Counsel
Narinder Singh	46	Senior Vice President, Pharmaceutical Sciences and Manufacturing

William "Chip" Clark. Chip has served as our President and Chief Executive Officer since February 2011 after serving as our Chief Business Officer from August 2010 to February 2011. Chip has also served on our board of directors since February 2011. Prior to joining Genocea, he served as Chief Business Officer at Vanda Pharmaceuticals, a biopharmaceutical company he co-founded in 2004. While at Vanda, he led the company’s strategic and business development activities and played a central role in raising more than $400 million through business development deals and equity financings. Prior to Vanda, Chip was a principal at Care Capital, a venture capital firm investing in biopharmaceutical companies, after serving in a variety of commercial and strategic roles at SmithKline Beecham (now GlaxoSmithKline). Chip holds a B.A. from Harvard University and an M.B.A. from The Wharton School at the University of Pennsylvania.

Girish Aakalu, Ph.D. Girish joined Genocea in December 2018 as Chief Business Officer. In this role, he leads Genocea’s business development efforts. His broad skill set spans business development, corporate and R&D strategy, product portfolio management, commercial planning, and alliance management. Prior to joining Genocea, Girish was employed by the Ipsen Group, from May 2015 until December 2018, where he was most recently Vice President: Global Head of External Innovation, and Pfizer, Inc., from October 2007 until May 2015, where he held the title of Executive Director: Head of Strategy, Innovation & Operations for Pfizer’s External R&D Innovation team prior to his departure. His previous roles also include business development and oncology pipeline market planning positions at Genentech, Inc. and life science consulting experience at L.E.K Consulting. He received a B.A. in Biophysics with General and Departmental Honors from Johns Hopkins University, a Ph.D. in Cellular and Molecular Neurobiology following an M.S. in Biology from the California Institute of Technology and has completed executive education in Corporate Governance at Northwestern University - Kellogg School of Management.

Michael Alfieri. Mike has served as our Vice President of Finance since joining Genocea in May 2018 and our Principal Financial Officer since June 2018. Prior to joining Genocea, Mike served as Vice President of Finance at Radius Health, Inc. from January 2017 through May 2018, Corporate Controller at Merrimack Pharmaceutical, Inc. from July 2014 through January 2017 and the Executive Director of Finance and Corporate Controller at Anika Therapeutics, Inc. from September 2010 through July 2014. Mike began his career as a staff accountant in the Boston office of Price Waterhouse and spent nearly eight years in a regional public accounting firm prior to moving into industry. Mike holds a M.S. in Taxation and a B.S. in Accountancy, both from Bentley University (College).

Pamela Carroll, Ph.D. Pam has served as Senior Vice President of Immuno-oncology at Genocea since 2016. Prior to joining Genocea, Pam served as Senior Vice President of Research at Compass Therapeutics LLC. (2015-2016), Vice President of Janssen Oncology, Johnson and Johnson Innovation (2013-2015), and Vice President Oncology Discovery at Roche Pharma Research and Development (2011-2013). Earlier roles include Head of Research at the Belfer Institute for Applied Cancer Science at Dana Farber Cancer Institute and Director of Cancer Pathways at Merck Research Labs. Pam received her Ph.D. from Stony Brook University in Cell and Development Biology and performed postgraduate research at Stanford University.

Thomas Davis, M.D. Tom joined Genocea in October 2018 as Chief Medical Officer with over 20 years of academic and industry experience in immuno-oncology and cancer drug development. Most recently, he served as Chief Medical Officer of Gadeta B.V., a Dutch cell therapy company pursuing novel cancer targets from October 2017 to April 2018, where he steered a novel cell therapy technology into first-in human clinical studies. Prior to Gadeta B.V., he served as Chief Medical Officer of Celldex from 2006 to 2017, where he led all aspects of clinical and regulatory development including strategy, tactics, and execution. While at Celldex, Tom actively built and oversaw Clinical Science, Medical Affairs, Safety, Clinical Operations, Statistics, Regulatory Affairs, and Project Management, managed collaborations with large global pharmaceutical partners, and participated in investor relations activities. He also served as Chief Medical Officer at GenVec and as Senior Director of Clinical Science at Medarex.Prior to joining the industry, Tom supervised clinical efforts at the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI), and worked on the development of rituximab and idiotype vaccines at Stanford University. Dr. Davis received his B.A. in Biophysics from Johns Hopkins, his M.S. in Physiology and his M.D. from Georgetown University, and completed a fellowship in medical oncology at Stanford University.

Jessica Baker Flechtner, Ph.D. Jess joined Genocea in 2007, soon after the company was founded, and has held multiple scientific roles since joining Genocea. She has served as our Chief Scientific Officer since February 2016, Senior Vice President of Research from February 2014 to January 2016, Vice President of Research from January 2010 to February 2014, and Senior Director, Research and Development from 2007 to 2010. Prior to joining Genocea, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on various pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School and holds a Ph.D. in Cellular Immunology and B.S. in Animal Science from Cornell University. She is a member of the American Association of Immunologists, American Association for Cancer Research, Society for the Immunotherapy of Cancer, the President’s Council of Cornell Women, and Women in Bio.

Derek Meisner. Derek joined Genocea in September 2018 as Senior Vice President and General Counsel. In this role, Derek manages Genocea's legal affairs and advises the company on business strategy and implementation. He has extensive experience as a corporate attorney, serving as the General Counsel to Boston-based financial services Quantopian, Inc. from 2016-2018, a prominent biotechnology investment firm (2015-2016) and alternative investment firm (2007-2014). Derek also previously served as Partner at the international law firm of K&L Gates, where he counseled various corporate clients on corporate governance, regulatory, and compliance matters, and as a Branch Chief in the Division of Enforcement of the U.S. Securities and Exchange Commission. Derek earned a B.A. from the University of Michigan and a J.D. from the American University, Washington College of Law.

Narinder Singh. Narinder joined Genocea in March 2018 as Senior Vice President, Pharmaceutical Sciences and Manufacturing. In this role, Narinder manages the manufacturing process development and manufacturing of Genocea’s products. Narinder has extensive experience in process development, scale-up, technical operations, and manufacturing supply chain of biopharmaceuticals. Prior to joining Genocea, Narinder served as Vice President of Drug Product Development and Manufacturing at Momenta Pharmaceuticals from July 2015 to March 2018, responsible for process development and manufacturing of drug products for Momenta’s biosimilars and novel product portfolio. Prior to Momenta, Narinder served as Director, Drug Product Technology at Amgen from June 2007 to July 2015, responsible for process development, commercialization, manufacturing and new technology development for drug products development of Amgen’s biologics-based portfolio. He began his career at Amgen functioning in various junior technical roles, beginning in 1997. Narinder received an Integrated B.Tech/M.Tech. in Biochemical Engineering and Biotechnology from the Indian Institute of Technology, Delhi in 1995, an M.S. in Chemical Engineering from the University of Houston, and an M.B.A. from UCLA Anderson School of Management.

Employees

As of December 31, 2018, we had 61 full-time employees, of which 44 were engaged in research and development and 17 were engaged in finance, legal, business development, human resources, facilities, information technology or other general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware in August 2006. Our principal executive offices are located at 100 Acorn Park Drive, 5th Floor, Cambridge, Massachusetts 02140 and our telephone number is (617) 876-8191. Genocea® and the Genocea logo are registered trademarks.

Available Information

We maintain an Internet website at http://www.genocea.com where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents and all amendments to those reports and documents are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Item 1A.    Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We require additional financing to execute our operating plan and continue to operate as a going concern.

Our audited financial statements for the year ended December 31, 2018 have been prepared assuming we will continue to operate as a going concern, but we believe that our continuing operating losses raise substantial doubt about our ability to continue as such. We plan to continue to fund our operations through public or private equity offerings, strategic transactions, proceeds from sales of our common stock under our at-the-market equity offering program, our loan and security agreement with Hercules Capital, Inc. ("Hercules"), or by other means. However, adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, or on attractive terms, we may be forced to implement further cost reduction strategies, including ceasing development of GEN-009 and/or other product candidates and other corporate activities.

We have incurred significant losses since our founding in 2006 and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $27.8 million and $56.7 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had accumulated deficits of approximately $292.0 million and $264.2 million, respectively. To date, we have not commercialized any products or generated any revenues from the sale of products and do not know whether or when we will generate product revenues or become profitable. To date, we have financed our operations primarily through private placements of our common stock and preferred stock, debt financings, our initial public offering ("IPO") completed in February 2014 and multiple public equity offerings.

We have devoted most of our financial resources to research and development, including our clinical and non-clinical technology development and development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We have not completed pivotal clinical studies for any product candidate, other than GEN-003, which we have ceased developing, and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	continue clinical trials for GEN-009, our most advanced product candidate focused on neoantigen cancer vaccines, and initiate non-clinical or clinical studies for our other product candidates;

•	manufacture material for clinical trials and for commercial sale;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make royalty, milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

The net losses that we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

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

As of December 31, 2018, our cash and cash equivalents were $26.4 million. In February 2019, we raised approximately $14.2 million, after deducting approximately $0.8 million in placement agent fees, excluding offering costs, through a private placement with certain existing and new investors. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-009 and any other neoantigen cancer vaccine product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, because of the significant expense associated with conducting clinical trials, we cannot be certain we will have sufficient capital to complete such trials for a given product candidate.

Our future capital requirements depend on many factors, including:

•	the costs associated with conducting additional clinical trials for GEN-009;

•	the number and development requirements of other product candidates that we pursue, including the costs of filing an IND for GEN-011;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates if clinical trials are successful and the outcome of regulatory review of our product candidates;

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

Based on our current operating plan, we believe that our existing cash and cash equivalents, inclusive of the approximately $14.2 million from the February 2019 private placement, are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2020.

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

We cannot be certain that we will be successful in advancing GEN-009, our lead product candidate, through clinical development, obtaining regulatory approval for it, or commercializing it or any of our future product candidates.

At this time, GEN-009 is our most advanced product candidate and our future revenues, if any, will depend highly on the successful clinical progress, approval, and commercialization of GEN-009. GEN-009 and any future product candidate will require substantial clinical development, testing and regulatory approval before we are permitted to commence commercialization. This process can take many years and will require the expenditure of substantial resources and we expect it will require that we obtain substantial additional funding.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with strategic partnerships with third parties. In 2015, we raised additional net capital of approximately $95.2 million through follow-on public offerings in March and August along with $4.7 million of net debt financing in December. In January 2018, we raised additional net proceeds of approximately $51.7 million through concurrent public offerings of our common stock and warrants exercisable for shares of our common stock and preferred stock and warrants exercisable for shares of our common stock (the "Concurrent Offerings"). In February 2019, we raised additional net proceeds of approximately $14.2 million, after deducting approximately $0.8 million in placement agent fees, excluding offering costs, through private placement. We have also periodically sold shares under our at-the-market equity offering program with Cowen and Company, LLC (the "ATM"). To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-009, our immuno-oncology program, or our other product candidates. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003 and are currently exploring strategic alternatives for advancing that product candidate. If we are unable to raise additional capital when needed, we may also be required to grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Our stockholders will experience substantial additional dilution if shares of our preferred stock are converted into, or outstanding options or warrants are exercised for, common stock.
As of February 15, 2019 there were 1,635 shares of our Series A convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 1,635,000 shares of our common stock. As of February 15, 2019, there were 32,270,688 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $1.14 per share, and 10,448,413 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $1.77 per share. The conversion of the outstanding shares of our Series A convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to the outstanding shares of common stock. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

Risks Related to Clinical Development, Regulatory Review and Approval of Our Product Candidates

We are substantially dependent on the success of the clinical development of GEN-009, our only product candidate currently in active clinical trials. Any failure to successfully develop or commercialize the GEN-009 vaccine, or any significant delays in doing so, will have a material adverse effect on our business, result of operations and financial condition.

In September 2017, we ceased substantially all spending and activities related to GEN-003, our Phase 3-ready product candidate, and are currently exploring strategic alternatives for advancing that product candidate. We are now currently investing a significant portion of our efforts and financial resources in the development of the GEN-009, a neoantigen cancer vaccine which is currently in a Phase 1/2a clinical trial. Our ability to generate product revenue depends heavily on the success of clinical trials for GEN-009 and the successful development and commercialization of GEN-009. The successful development and commercialization of GEN-009 will depend on several factors, including the following:

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

Because our active product candidate is in an early stage of clinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.

GEN-009 is currently in a Phase 1/2a clinical trial. The results from this trial may not be successful. Even if the results are successful, such results may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. Our product candidates may require complex manufacturing processes and scaling up these processes can cause changes in the product that may not be apparent until the product is further tested during Phase 3 trials.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays caused by us or third parties in conducting Part 1/2a or subsequent clinical trials for GEN-009;

•	delays by us in reaching a consensus with regulatory agencies on trial design, including the IND for GEN-011;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required Institutional Review Board ("IRB") approval at each clinical trial site;

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct non-clinical studies and clinical trials for our product candidates, including our active clinical development product, GEN-009, and any other current or future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We rely, and intend to continue to rely on, on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our GEN-009 clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We compete with many other companies for the resources of these third parties. The third parties on whom we rely generally may terminate their engagements at any time and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We do not have any manufacturing facilities or personnel. We do not expect to independently conduct all aspects of our product manufacturing. We intend to rely on third parties with respect to manufacturing GEN-009. We have also relied on third party suppliers and manufacturers to manufacture and supply vaccines for other clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	reduced control as a result of using third party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the unavailability of a manufacturer that is capable of, or that has the capacity to, manufacture our clinical supply that results in delays or additional manufacturing costs;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and

•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or affect our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

If we fail to establish and maintain strategic partnerships related to our product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise which we do not have and for which we have not budgeted. This could negatively affect the development of any unpartnered product candidate. For example, in September 2017, we ceased substantially all spending and activities related to GEN-003 and are currently exploring strategic alternatives for advancing that product candidate.

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

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights, and competitors or other third parties may challenge the validity or enforceability of those rights. To counter infringement or unauthorized use, or to defend against other challenges, litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and/or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Such litigation can be expensive and time consuming. Many of our current and potential competitors have the ability to dedicate substantially greater resources to litigate intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in contested proceedings, a court or agency may decide that a patent owned by or licensed to us is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We are a party to a number of license and collaboration agreements that are important to our business, and we may enter into additional license or collaboration agreements in the future. For example, our discovery platform is built, in part, around patents exclusively in-licensed from academic or research institutions. See “Business - In-License Agreements” and “Business - Other Collaborations” for a description of our outstanding license and collaboration agreements with Oncovir and Harvard. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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

Even if we obtain marketing approval for GEN-009 or any other products that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

•	the efficacy and safety of the product, as demonstrated in clinical trials;

•	the clinical indications for which the product is approved, and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;

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

Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future health care reform measures. Third-party payors, such as government health care programs, private health insurers and health maintenance organizations, decide for which drugs they will provide coverage and establish reimbursement levels. Coverage and reimbursement decisions by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. Coverage and reimbursement can vary significantly from payor to payor. As a result, obtaining coverage and reimbursement approval for a product from each government and other third-party payor will require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately, with no assurance that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that coverage determinations or reimbursement amounts will not reduce the demand for or require us to lower the price of or provide discounts on, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

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

The impact of health care reform legislation and other changes in the health care industry and in health care spending on us is currently unknown and may adversely affect our business model.

In the United States, and in some foreign jurisdictions, the legislative landscape continues to evolve. Our revenue prospects could be affected by changes in health care spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Healthcare Reform Act, as well as ongoing efforts to eliminate or significantly modify the Healthcare Reform Act. For example, recent tax reform legislation eliminating the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 is expected to increase significantly the number of uninsured. See “Business- Government Regulation-Reimbursement”. It is likely that federal and state legislatures within the United States as well as foreign governments will continue to consider changes to existing health care legislation.

We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts within the United States or abroad. There is no assurance that health care reform will not adversely affect our business and financial results, and we cannot predict how future legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. The Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2027. Any significant spending reductions affecting Medicare, Medicaid, or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Other companies that are seeking to identify antigens for the development of vaccines and T cell receptor therapies using predictive tools include Achilles Therapeutics Ltd., Adaptive Biotechnologies Corp., BioNTech AG., Bluebird Bio Inc., Cellular Biomedicine Group Inc., Eutilex Co., Ltd., Iovance Biotherapeutics Inc., Kite Pharma, Inc., Neon Therapeutics Inc., Oncotherapy Science Inc., PACT Pharma Inc. and Ziopharm Oncology Inc.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, including recruiting patients, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

Our products may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious AEs deemed to be caused by our product candidates could have a material AE on the development of our product candidates and our business as a whole. We do not yet have any information related to whether GEN-009 may cause AEs or serious AEs.

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

Risks Related to Our Indebtedness

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

In December 2015, we entered into the First Amendment to the 2014 Term Loan with Hercules. The First Amendment required us to draw an additional $5.0 million and permitted us to draw two additional $5.0 million tranches, which expired unused at December 15, 2016. On April 24, 2018 we entered into an amended and restated loan and security agreement with Hercules, which provided up to $14.0 million in debt financing in the form of a term loan (the "2018 Term Loan"). The proceeds from the 2018 Term Loan was used to refinance the 2014 Term Loan. As a result, at December 31, 2018, no amounts were outstanding under the 2014 Term Loan and $14.8 million was outstanding under the 2018 Term Loan.

All obligations under our 2018 Term Loan are secured by substantially all of our existing property and assets, excluding our intellectual property and in-licensed technology. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

•
we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•
our failure to comply with the restrictive covenants in our 2018 Term Loan could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent that additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. If we do not make scheduled payments when due, or otherwise materially breach or experience an event of default under our 2018 Term Loan, Hercules could accelerate our total loan obligation or enforce its security interest against us.

Failure to satisfy our current and future debt obligations under our 2018 Term Loan could result in an event of default. In addition, other events, including certain events that are not entirely in our control, such as the occurrence of a material adverse event on our business, could cause an event of default to occur. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under our 2018 Term Loan, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness. If we are unable to pay amounts due to Hercules upon acceleration of the 2018 Term Loan or if Hercules enforces its security interest against our assets securing our indebtedness to Hercules, our ability to continue to operate our business may be jeopardized.

We are subject to certain restrictive covenants which, if breached, could result in the acceleration of our debt under the 2018 Term Loan and have a material adverse effect on our business and prospects.

Our 2018 Term Loan imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	dispose of certain assets;

•	change our lines of business;

•	engage in mergers or consolidations;

•	incur additional indebtedness;

•	create liens on assets;

•	pay dividends and make distributions or repurchase our capital stock; and

•	engage in certain transactions with affiliates.

These restrictive covenants may prevent us from undertaking an action that we feel is in the best interests of our business. In addition, if we were to breach any of these restrictive covenants, Hercules could accelerate our indebtedness under the 2018 Term Loan or enforce its security interest against our assets, either of which would materially adversely affect our ability to continue to operate our business.

Risks Related to Our Business and Industry

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our products, conduct our clinical trials and commercialize our product candidates.

We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management.

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

We are exposed to the risk of fraudulent or other illegal activity by our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails: to comply with the laws of the FDA and similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and similar foreign regulatory bodies; to comply with manufacturing standards we have established; to comply with federal, state and foreign health care fraud and abuse laws and regulations; to report financial information or data accurately; or to disclose unauthorized activities to us. In particular, the promotion, sale and marketing of health care items and services, as well as certain business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We could be an emerging growth company for up to five years, until December 31, 2019. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250.0 million as of June 30 in any given year, or if we have less than $100.0 million in annual revenues and the market value of our common stock held by non-affiliates is below $700.0 million, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if the market value of our common stock held by non-affiliates is below $75.0 million as of June 30 in any given year we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act for that year.

Our largest stockholder, New Enterprise Associates (“NEA”), could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, NEA, beneficially owns, in the aggregate, shares representing approximately 31% of our outstanding common stock as of February 15, 2019. In addition, one member of our board of directors is associated with NEA. As a result, we expect that NEA will be able to exert significant influence over our business. NEA may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Beginning on October 31, 2017, three putative class action complaints were filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the “Court”), naming the Company, Chief Executive Officer William D. Clark, and former Chief Financial Officer Jonathan Poole as defendants. The Court consolidated the three actions into one case, captioned Emerson et al. v. Genocea Biosciences, Inc., et al., Civil Action No. 17-cv-12137-PBS (D. Mass.), and appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with the Company’s disclosures from March 31, 2016 to September 25, 2017 concerning the development of GEN-003. The amended complaint added Seth V. Hetherington, former Chief Medical Officer, to the original named defendants, and sought unspecified damages and costs. On December 6, 2018, the District of Massachusetts granted defendants’ motion to dismiss the amended complaint for failure to state a claim. On January 7, 2019, the lead plaintiff filed a notice of appeal in the District of Massachusetts regarding the Court order dismissing the amended complaint. The appeal has been docketed in the First Circuit under the caption Yuksel, et al. v. Genocea Biosciences, et al., Civil Action No. 19-1036 (1st Cir.). The Company is unable at this time to determine whether the outcome of the securities action litigation would have a material impact on its results of operations, financial condition or cash flow.

    Beginning on January 31, 2018, two putative shareholder derivative actions were filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors (including certain former directors and officers) as defendants, and naming the Company as a nominal defendant. On August 24, 2018, the court consolidated the two actions into one case, captioned In re Genocea Biosciences, Inc. Derivative Litigation, Civil Action No. 18-cv-00186-MN (D. Del.). The operative complaint in the now-consolidated action alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On August 10, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the consolidated action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on August 24, 2018, the court entered the joint stipulation agreeing to stay the consolidated action. In light of the December 6, 2018 order granting defendants’ motion to dismiss in the District of Massachusetts, the Company and the plaintiffs in the derivative action entered into joint stipulation on February 5, 2019 to stay the derivative action through the duration of the appeal in the securities action. The Company is unable at this time to determine whether the outcome of the derivative litigation would have a material impact on our results of operations, financial condition or cash flows.
These lawsuits and this type of litigation could result in substantial costs and divert our management's attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Failure to comply with The NASDAQ Capital Market continued listing requirements may result in our common stock being delisted from The NASDAQ Capital Market.

If our stock price falls below $1.00 per share, we may not continue to qualify for continued listing on The NASDAQ Capital Market or Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although Nasdaq could require a longer period.

On June 15, 2018, we received a written notification from Nasdaq's Listing Qualifications Department that we had failed to comply with Nasdaq Listing Rule 5450(a)(1) because the bid price for our common stock over a period of 30 consecutive business days prior to such date had closed below the minimum $1.00 per share requirement for continued listing. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial period of 180 calendar days, or until December 12, 2018, to regain compliance with Rule 5450(a)(1). We determined that we would not be in compliance with Rule 5450(a)(1) by December 12, 2018, and on November 19, 2018, submitted an application to transfer our common stock from listing on the Nasdaq Global Market to the Nasdaq Capital Market. Doing so allowed us to become eligible for an additional 180 day compliance period provided for companies listed on the Nasdaq Capital Market, provided that we met the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provided written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. In accordance with the original notification, we indicated in our transfer application that we met all of the other continuing listing requirements for the Nasdaq Capital Market, with the exception of the bid price requirement, and provided written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. On December 13, 2018, we received notice from Nasdaq that we were granted an additional 180 calendar days, or until June 11, 2019, to regain compliance with the minimum $1.00 bid price per share requirement of the Nasdaq listing rules. Accordingly, at the opening of business on December 17, 2018, the listing of the shares of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market. Our common stock continues to trade under the symbol "GNCA."

If at any time before June 10, 2019 the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notice that we have achieved compliance with the Nasdaq listing rules. If the we do not regain compliance by June 10, 2019, we expect that Nasdaq will provide written notice that our common stock will be delisted. At that time, we may appeal Nasdaq's determination to a Nasdaq hearing panel. Even if we do regain compliance with minimum closing bid price of $1.00 per share by June 10, 2019, there is no guarantee that we will remain in compliance thereafter. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities.

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

Provisions in our charter documents and under Delaware law have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and prevent attempts by our stockholders to replace or remove our current management.

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

Any provision of our amended and restated certificate of incorporation, our amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

The comprehensive tax reform bill passed in late 2017 could adversely affect our business and financial condition.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our principal executive offices are located at 100 Acorn Park Drive, 5th floor, Cambridge, Massachusetts 02140. We have two leases at this address, and in aggregate, we occupy approximately 34,200 square feet of laboratory and office space. Both leases expire in February 2020. We believe that our existing facilities are sufficient for our present operations, but that in the near future our existing facility space will need to be expanded to meet the demands of our future lab operations or we will have to move into a new facility.

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

Beginning on October 31, 2017, three putative class action complaints were filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the “Court”), naming the Company, Chief Executive Officer William D. Clark, and former Chief Financial Officer Jonathan Poole as defendants. The Court consolidated the three actions into one case, captioned Emerson et al. v. Genocea Biosciences, Inc., et al., Civil Action No. 17-cv-12137-PBS (D. Mass.), and appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with the Company’s disclosures from March 31, 2016 to September 25, 2017 concerning the development of GEN-003. The amended complaint added Seth V. Hetherington, former Chief Medical Officer, to the original named defendants, and sought unspecified damages and costs. On December 6, 2018, the District of Massachusetts granted defendants’ motion to dismiss the amended complaint for failure to state a claim. On January 7, 2019, the lead plaintiff filed a notice of appeal in the District of Massachusetts regarding the Court order dismissing the amended complaint. The appeal has been docketed in the First Circuit under the caption Yuksel, et al. v. Genocea Biosciences, et al., Civil Action No. 19-1036 (1st Cir.). The Company is unable at this time to determine whether the outcome of the securities action litigation would have a material impact on its results of operations, financial condition or cash flow.

    Beginning on January 31, 2018, two putative shareholder derivative actions were filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors (including certain former directors and officers) as defendants, and naming the Company as a nominal defendant. On August 24, 2018, the court consolidated the two actions into one case, captioned In re Genocea Biosciences, Inc. Derivative Litigation, Civil Action No. 18-cv-00186-MN (D. Del.). The operative complaint in the now-consolidated action alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On August 10, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the consolidated action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on August 24, 2018, the court entered the joint stipulation agreeing to stay the consolidated action. In light of the December 6, 2018 order granting defendants’ motion to dismiss in the District of Massachusetts, the Company and the plaintiffs in the derivative action entered into joint stipulation on February 5, 2019 to stay the derivative action through the duration of the appeal in the securities action. The Company is unable at this time to determine whether the outcome of the derivative litigation would have a material impact on our results of operations, financial condition or cash flows.
The Company does not have contingency reserves established for any litigation liabilities.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuers Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on The Nasdaq Capital Market under the symbol “GNCA” since February 5, 2014.

Holders

As of February 26, 2019, there were approximately 20 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In February 2019, we entered into a private placement with certain existing and new investors providing for the purchase of up to approximately $39.2 million of our common stock and warrants to purchase shares of Genocea common stock, in two closings. The first closing occurred on February 14, 2019 (the “Initial Closing”). We sold 25,599,979 shares of common stock and, to one purchaser and its affiliates in lieu of shares of common stock, a pre-funded warrant to purchase 4,250,000 shares of common stock (the “Pre-Funded Warrant”), and accompanying warrants (the “Warrants” and together with the common stock and Pre-Funded Warrants, the “Units”) to purchase an aggregate of 7,462,494 shares of common stock (the “Warrant Shares”) at a purchase price of $0.5026 per Unit. The Warrants expire five (5) years following the Initial Closing (subject to early termination as noted below), have an exercise price of $0.5656 per Warrant Share, and were immediately exercisable upon issuance. The Pre-Funded Warrants expire twenty (20) years following the Initial Closing, have an exercise price of $0.5026 per share ($0.5025 of which was prepaid at the Initial Closing, leaving a remaining exercise price $0.01 per share), and were immediately exercisable upon issuance. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants and the Pre-Funded Warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrants and the Pre-Funded Warrants.

Contingent upon satisfactory top-line results from Part A of our Phase 1/2a clinical trial for GEN-009 (the “Data”), we will have the option to conduct a second closing (the “Second Closing”) and offer up to an additional $24.2 million in shares of common stock to the purchasers at a purchase price per share that is equal to the greater of $0.4713 per share and a per share price that is derived from the volume weighted average price of our common stock from the date we release the Data through the date we exercise our option to proceed with the Second Closing. If a purchaser does not purchase at least 50% of the shares of common stock that it specified to purchase in the Second Closing (each such purchaser, a “Non-Participating Purchaser”), it will forfeit any unexercised Warrants purchased in the Initial Closing as our sole remedy for such failure. The other purchasers that are not Non-Participating Purchasers will have the option, but not the obligation, to purchase the shares of common stock allocated to the Non-Participating Purchasers in the Second Closing.

The securities sold in the offering were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Genocea has agreed to file a resale registration statement with the SEC within 60 days of the Initial Closing to register the resale of the shares of common stock issued or issuable in connection with each closing.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding stock options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	7,139,044	$2.35	1,977,407	(2)

(1) Includes information regarding our Amended and Restated 2014 Equity Incentive Plan.
(2) Does not include 3,470,847 shares added to the Amended and Restated 2014 Equity Incentive Plan under the evergreen provision on January 1, 2019.

Item 6.        Selected Financial Data

Not applicable.

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer immunotherapies. We use our proprietary discovery platform, ATLAS, to profile CD4+ and CD8+ T cell (or cellular) immune responses to tumor antigens. We use insights arising from ATLAS to design novel cancer immunotherapies. We believe that ATLAS, which recreates each individual's T cell immune responses to their tumor in the laboratory, affords Genocea advantages in the design of novel cancer immunotherapies relative to our peers, who we believe rely primarily on software and processes such as "machine learning" to predict immunotherapy targets.

Our most advanced program is GEN-009, a neoantigen (or personalized) cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen adoptive T cell therapy program as well as GEN-010, a next-generation neoantigen vaccine program.

ATLAS Platform

Harnessing and directing the T cell arm of the immune system to kill tumor cells is increasingly viewed as having potential in the treatment of many cancers, and this approach has clearly shown efficacy in hematologic malignancies. Treatments arising from this approach must target specific differences present in a tumor, such as genetic mutations. However, the discovery of such T cell targets, or antigens, has been particularly challenging for two reasons. First, the diversity of human T cell responses means that an effective T cell target for one person may be different from an effective T cell target for another person. Second, the number of candidate targets for T cell responses can be very large with up to thousands of candidate antigens per patient in some cancers. These complexities represent fundamental barriers that traditional cancer immunotherapy target discovery tools, which rely largely on computer modeling - so-called predictive algorithms - have, as yet, only poorly addressed.

We have designed the ATLAS platform to overcome these T cell target discovery challenges. We believe that ATLAS represents the most comprehensive and accurate high-throughput system for T cell immune response profiling in the biopharmaceutical industry. ATLAS is designed to mimic the T cell arm of the human immune system of each patient that it profiles in a laboratory setting. Using ATLAS, we are able to measure T cell responses to the entire set of potential T cell targets for an individual’s cancer. Using ATLAS, we can determine if these T cell responses are statistically above or below a baseline measurement and can develop immunotherapies using only those targets and T cells determined to be most likely to kill an individual’s cancer.

We believe that we are a leader in the field of T cell-related immunotherapy discovery and development. Our management and scientific teams possess considerable experience in oncology, immunology, and vaccinology spanning research, manufacturing, clinical development and regulatory affairs.

Our Programs

Our cancer immunotherapies are designed to educate T cells to recognize and attack specific targets - or to introduce T cells already educated to attack these targets - and thereby kill cancer cells. We are first developing personalized cancer vaccines by applying ATLAS to identify patient neoantigens that are associated with that individual's pre-existing immune responses to a tumor.

    Neoantigens are personalized tumor mutations that are seen as “foreign” by an individual’s immune system. Data published in recent years have indicated that an individual’s response to neoantigens drives immune checkpoint inhibitor ("ICI") efficacy and that it is possible to vaccinate an individual against their own neoantigens. If approved, neoantigen vaccines could be used in combination with existing treatment approaches for cancer, including ICIs, to potentially direct and enhance an individual’s T cell response to the individual’s cancer, thereby potentially effecting better clinical outcomes. Data also support the potential of isolating and expanding T cell populations targeting specific neoantigens for therapeutic benefit.

    Our lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate designed to direct a patient’s immune system to attack their tumor. GEN-009’s neoantigens are identified by our proprietary ATLAS platform, which is designed to profile CD4+ and CD8+ cell immune responses to tumor antigens. Following ATLAS neoantigen identification, we manufacture a personalized vaccine for each patient using only those neoantigens determined to be stimulatory to the immune system by ATLAS.

    In June 2018, we initiated a Phase 1/2a clinical trial for GEN-009 in a range of tumor types in subjects with no evidence of disease but at high risk of relapse. In January 2019, we announced that we had commenced dosing patients and completed enrollment in this first part of the trial. We expect to report immunogenicity results from the initial patient cohort late in the second quarter or early in the third quarter of 2019.

We have also initiated pre-clinical work on GEN-011, an adoptive T cell therapy to neoantigens identified by ATLAS. We currently expect to file an IND with the FDA for GEN-011 in the first half of 2020.

Behind GEN-009, we also continue to explore GEN-010, our vaccine candidate employing next-generation antigen delivery technology, which could provide an opportunity for even better immunogenicity and/or efficiency of production.

We are also using ATLAS to amass libraries of novel candidate antigens for non-personalized cancer immunotherapies. Such programs would target non-mutated, shared tumor-associated antigens and cancers of viral origin.

For shared antigens, we have had and continue to conduct a number of research collaborations that provide blood and tumor samples to antigen discovery and immune-response profiling as follows:

•	Dana Farber Cancer Institute (ongoing), Mayo Clinic (completed), and Checkmate Pharmaceuticals (completed)

The Company is not dependent on these research collaborations to develop its product candidates and no material financial obligations exist as part of these collaborations.

For cancers of viral origin, we have profiled the immune responses that several cohorts of patients made to EBV. EBV infection has been linked to cancers with high unmet needs such as non-Hodgkin’s lymphoma, nasopharyngeal carcinoma and gastric carcinoma. We believe that ATLAS is highly suited to the creation of a new immunotherapy for EBV given that T cell responses are understood to be crucial for protection against EBV. Furthermore, EBV is part of the herpes virus family in which we have deep experience through our previous development of GEN-003.

The following table describes our active immuno-oncology programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestone	Anticipated Timeline
GEN-009	First generation neoantigen cancer vaccine	Phase 1/2a	Immunogenicity data from the first patient cohort	Late Q2/early Q3 2019
GEN-010	Second generation neoantigen cancer vaccine	Pre-clinical	Select delivery technology platform	Ongoing
GEN-011	Adoptive T cell therapy	Pre-clinical	IND filing	First half of 2020

In addition to our immuno-oncology programs, we also have an investigational immunotherapy for the treatment of genital herpes, GEN-003. To date, GEN-003 has completed three positive clinical trials. However, we have ceased substantially all activities under the GEN-003 program and are exploring alternatives to maximize shareholder value from GEN-003.
Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. All of our revenue to date has been grant revenue. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of December 31, 2018, we had received an aggregate of $339.5 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2018, our cash and cash equivalents were $26.4 million.

Since inception, we have incurred significant operating losses. Our net losses were $27.8 million and $56.7 million for the years ended December 31, 2018 and 2017, respectively, and our accumulated deficit was $292.0 million as of December 31, 2018. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

In January 2018, we completed the Concurrent Offerings in which we sold (i) 53.4 million shares of our common stock and accompanying Class A warrants to purchase up to 26.7 million shares of our common stock, at a combined price of $1.00 per share, and accompanying Class A warrant to purchase 0.5 shares of common stock for aggregate gross proceeds of approximately $53.4 million, and (ii) 1,635 shares of our Series A convertible preferred stock, which are convertible into 1.6 million shares of our common stock, and accompanying Class A warrants to purchase up to 0.8 million shares of our common stock for aggregate gross proceeds of approximately $1.6 million. Each Class A warrant has an exercise price of $1.20 per share and will expire five years from the date of issuance. We received net proceeds from these offerings of approximately $51.7 million, after deducting approximately $3.3 million in underwriting discounts and commissions, excluding offering costs payable by us.

In February 2019, the Company entered into a private placement with certain existing and new investors providing for the purchase of up to approximately $39.2 million of the Company's common stock and warrants to purchase shares of the Company's common stock, in two closings. In the first closing, the Company sold 25.6 million shares of common stock and 4.25 million pre-funded warrants to purchase common stock, along with accompanying warrants to purchase 0.25 shares of common stock for each share of common stock or pre-funded warrant purchased, for net proceeds to the Company of approximately $14.2 million, after deducting approximately $0.8 million in placement agent fees, excluding offering costs. The first closing of the private placement occurred on February 14, 2019, while the second closing is contingent on satisfactory top-

line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, expected in late second quarter or early third quarter of 2019. Contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, Genocea will have the option to conduct a second closing and sell up to an additional $24.2 million of shares of common stock to the investors who participated in the first closing.

We believe that our cash and cash equivalents at December 31, 2018, together with the proceeds from the 2019 private placement, are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2020.

Costs related to clinical trials can be unpredictable and there can be no guarantee that our current balances of cash, cash equivalents, and investments, combined with proceeds received from other sources, will be sufficient to fund our studies or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for, or commercially launch GEN-009 or any other product candidate. Accordingly, to obtain marketing approval for and to commercialize these, or any other product candidates, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital when needed would have a negative effect on our financial condition and our ability to pursue our business strategy.

Financial Overview

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	personnel-related expenses, including salaries, benefits, stock-based compensation expense, and travel;

•	expenses incurred under agreements with CROs, CMOs, consultants, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

We expense internal research and development costs to operations as incurred. We expense third-party costs for research and development activities, such as conducting clinical trials, based on an evaluation of the progress to completion of specific performance or tasks such as patient enrollment, clinical site activations or information, which is provided to us by our vendors.

The following table identifies research and development expenses on a program-specific basis for our product candidates (in thousands):

	Years ended December 31,		Increase
	2018	2017	(Decrease)
Genital herpes (GEN-003)(1)	$635	$22,493	$(21,858)
Immuno-oncology program (2)	21,139	11,685	9,454
Other research and development (3)	3,435	5,026	(1,591)
Total research and development	$25,209	$39,204	$(13,995)
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

We expect our overall research and development expenses will increase due to our continued development of our clinical operations and our supply chain capabilities for our GEN-009 program, as well as our advancement of GEN-011 through preparation and submission of an IND and subsequent initiation of a clinical trial.

General and administrative expenses

General and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel expenses, in executive and other administrative functions. Other general and administrative expenses include facility-related costs, communication expenses, and professional fees associated with corporate and intellectual property legal expenses, consulting, and accounting services.

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

Restructuring costs

On September 25, 2017, we announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. We also announced that it is exploring strategic alternatives for GEN-003, its Phase 3-ready investigational immunotherapy for the treatment of genital herpes. Consequently, substantially all GEN-003 spending and activities were ceased, and we reduced our workforce by approximately 40 percent as of the quarter ended September 30, 2017. Pursuant to ASC 420, Exit or Disposal Cost Obligations, charges for employee severance, employee benefits, and contract terminations were recorded in the year ended December 31, 2017. Asset impairment charges, pursuant to ASC 360, Property, Plant, and Equipment, were also recorded in the year ended December 31, 2017 and primarily related to fixed assets specific to GEN-003 research and development activities.

Other income (expense)

Other income and expense consists of the change in warranty liability, interest expense, net of interest income, and other income (expense) for miscellaneous items, such as the transaction expenses associated with the allocation of proceeds from the Concurrent Offerings.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include prepaid and accrued research and development expenses, stock-based compensation expense, and warrants to purchase redeemable securities. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Warrants to purchase redeemable securities are valued utilizing an option-based methodology to value the Warrants combined with a multi-scenario model, specifically a Monte Carlo simulation, to model the future movement of the stock price throughout the term of the Warrants. In addition, the valuation model considers the probability of the Company being acquired during each annual period within the Warrant term, as an acquisition event can potentially impact the settlement of the Warrants. Actual results may differ materially from those estimates or assumptions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Prepaid and Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our prepaid and accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed for us, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our prepaid and accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Examples of estimated prepaid and accrued research and development expenses include fees paid to CROs in connection with clinical trials, CMOs with respect to pre-clinical and clinical materials and intermediaries, and vendors in connection with preclinical development activities.

We base our expenses related to clinical trials on our estimates of the services performed pursuant to contracts with clinical sites that conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of required data submission. In recording service fees, we make estimates based upon the time period over which services will be performed or other observable and measurable progress points as defined in the contracts, such as number of subjects enrolled, number of sites, or quantity of services performed in each period. The calculated amount of service fee expense is compared to the actual payments made pursuant to the contract's billing schedule to determine the resulting prepaid or accrual position. Additionally, for each clinical site, we accrue 10% of the earned patient visits amounts which are payable upon completion of the required data submission for the clinical trial. If our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there has been no material differences from our estimates to the amount incurred.

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

Determining the amount of stock-based compensation to be recorded requires us to develop estimates of the fair value of stock-based awards as of their measurement date. We recognize stock-based compensation expense over the requisite service period, which is the vesting period of the award. Calculating the fair value of stock-based awards requires that we make subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield. Because of our limited operating history as a publicly-traded entity, we incorporate data from a representative group of publicly-traded companies to estimate expected stock price volatility. We selected representative companies from the biopharmaceutical industry with characteristics similar to us. We use the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, as we do not have sufficient historical stock option activity data to provide a reasonable basis upon which to estimate the expected term of stock options granted to employees. For non-employee grants, we use an expected term equal to the remaining contractual term of the award. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention of paying cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life.

We recognize forfeitures as they occur. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.

Stock-based compensation expense has been reported in our statements of operations and comprehensive loss as follows (in thousands):

	Years ended December 31,
	2018	2017
Research and development	$620	$1,310
General and administrative	1,533	2,924
Total	$2,153	$4,234

We estimated the fair value of stock options of each employee stock award at the grant date using the following assumptions:

	Years ended December 31,
	2018	2017
Expected volatility	77.6% - 79.3%	74.6% - 90.1%
Risk-free interest rate	2.61% - 3.10%	1.85% - 2.18%
Expected term (in years)	5.5 - 6.08	5.5 - 9.88
Expected dividend yield	0%	0%

At December 31, 2018, we had approximately $3.5 million of total unrecognized compensation expense, which we expect to recognize over a weighted-average remaining vesting period of approximately three years. Our stock-based compensation expense for stock options has increased primarily based upon headcount growth and the related number of stock option awards granted to new and existing employees.

Warrants to Purchase Redeemable Securities

We have warrants to purchase redeemable securities as a liability on our balance sheets, in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). As the Warrants are liability-classified, the Company remeasures the fair value of the Warrants at each reporting date. The Company utilized an option-based methodology to value the Warrants combined with a multi-scenario model, specifically a Monte Carlo simulation, to model the future movement of the stock price throughout the term of the Warrants. In addition, the valuation model considers the probability of the Company being acquired during each annual period within the Warrant term, as an acquisition event can potentially impact the settlement of the Warrants.The assumptions used in calculating the estimated fair value of the Warrants represent the Company’s best estimates and include probabilities of settlement scenarios, future changes in the Company’s stock price, risk-free interest rates and volatility.

The Warrants are exercisable at any time, or from time-to-time during the period beginning on the date of issuance and expiring on the five-year anniversary of such issuance. In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

Results of Operations

Comparison of the Years Ended December 31, 2018 and December 31, 2017

	Years Ended December 31,		Increase
(in thousands)	2018	2017	(Decrease)
Operating expenses:
Research and development	$25,209	$39,204	$(13,995)
General and administrative	14,309	13,433	876
Restructuring costs	—	2,618	(2,618)
Total operating expenses	39,518	55,255	(15,737)
Loss from operations	(39,518)	(55,255)	(15,737)
Other income (expense):
Change in fair value of warrant	14,757	—	14,757
Interest expense, net	(1,021)	(1,441)	(420)
Other income (expense)	(2,029)	(14)	2,015
Total other income (expense)	11,707	(1,455)	13,162
Net loss	$(27,811)	$(56,710)	$(28,899)

Research and development expenses

Research and development ("R&D") expenses decreased approximately $14.0 million to $25.2 million for the year ended December 31, 2018 from $39.2 million for the same period ended December 31, 2017. The decrease was due largely to reduced headcount-related costs of approximately $4.8 million, decreased external manufacturing costs of approximately $5.3 million, decreased clinical costs of approximately $1.5 million, and decreased consulting and professional services costs of approximately $1.3 million. The remaining decrease in year-over-year expenses was comprised of decreased lab-related costs of approximately $0.3 million, office and facility related costs of approximately $0.3 million and other R&D costs of approximately $0.4 million.

On a program basis, GEN-003 costs decreased $21.9 million in the year ended December 31, 2018, driven by reduced headcount-related costs of approximately $8.7 million, decreased external manufacturing related expenses of approximately $6.7 million, decreased consulting and professional service related costs of approximately $2.0 million and decreased clinical and lab related costs of approximately $3.9 million, following the September 2017 strategic pivot. GEN-009 and other immuno-oncology programs costs increased $9.5 million in the year ended December 31, 2018, driven by increased headcount, clinical, and consulting costs of approximately $7.1 million and increased external manufacturing and lab related costs of approximately $2.2 million to support the Phase 1/2a clinical trial for GEN-009. Increased spending on these programs was offset by lower costs on deprioritized infectious disease programs.

General and administrative expenses

General and administrative expense increased approximately $0.9 million to $14.3 million for the year ended December 31, 2018 from $13.4 million for the year ended December 31, 2017. The increase was primarily due to increased consulting and professional services costs of approximately $2.3 million, offset by reduced compensation and benefits costs of approximately $1.2 million, and depreciation costs of approximately $0.3 million, as compared to the prior year.

Restructuring costs

On September 25, 2017, the Company announced a strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines, including GEN-009. As a result, the Company incurred charges of approximately $1.1 million for employee severance and related costs, approximately $0.5 million related to contract termination clauses, and approximately $1.0 million in non-cash asset impairment charges.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in fair value of Class A warrants issued in connection with the Concurrent Offerings. The warrants were recorded at their fair value on the date of issuance and are remeasured as of any warrant exercise date and at the end of each reporting period. The decrease in the fair value of the warrants is primarily due to the decrease in our stock price in 2018.

Interest expense, net

Interest expense, net decreased by $0.4 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease reflects the lower outstanding principal balance on our debt facility, combined with increased interest income earned on our cash and cash equivalents in the current year.

Other income (expense)

Other income (expense) decreased $2.0 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The decrease in other income (expense) for the year ended December 31, 2018 was primarily due to a $2.0 million expense in the first quarter of 2018 related to the Concurrent Offerings for the portion of issuance costs that were allocated to the warrants and were required to be immediately expensed.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had an accumulated deficit of approximately $292.0 million. We had cash and cash equivalents of $26.4 million at December 31, 2018.

Since our inception through December 31, 2018, we have received an aggregate of $339.5 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants.

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

In February 2019, we entered into a private placement with certain existing and new investors providing for the purchase of up to approximately $39.2 million of our common stock and warrants to purchase shares of our common stock, in two closings. In the first closing, we sold 25.6 million shares of common stock and 4.25 million pre-funded warrants to purchase common stock, along with accompanying warrants to purchase 0.25 shares of common stock for each share of common stock or pre-funded warrant purchased, for net proceeds of approximately $14.2 million, after deducting approximately $0.8 million in placement agent fees, excluding offering costs. The first closing of the private placement occurred on February 14, 2019, while the second closing is contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, expected in late second quarter or early third quarter of 2019. Contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, we will have the option to conduct a second closing and sell up to an additional $24.2 million of shares of common stock to the investors who participated in the first closing.

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

The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 7.75%, or (ii) the sum of 7.75% plus the prime rate minus 5.0%. The 2018 Loan Agreement provides for interest-only payments until June 1, 2019, which may be extended to December 1, 2019 if certain performance milestones are met before May 31, 2019 and no event of default has occurred or is continuing. Interest-only payments may be further extended to June 1, 2020 if certain additional performance milestones are met before November 30, 2019. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity.

The 2018 Term Loan may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months following the Closing Date but on or prior to 24 months following the Closing Date, and 1.0% thereafter. We paid an end of term charge of $0.8 million in connection with the 2014 Loan Agreement on January 1, 2019 and we are obligated to pay an additional end of term charge of 6.70% of the Term Loan when the Term Loan is repaid (the “End of Term Charges”).

The 2018 Term Loan is secured by a lien on substantially all of our assets, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing, or disposition of intellectual property. The Loan Agreement contains non-financial covenants and representations, including a financial reporting covenant, and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants.

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

Additionally, under the Amended Equity Rights Letter Agreement, Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement, and all rights and obligations thereunder, will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate, or (2) the later of (a) the repayment of all indebtedness under the Loan Agreement, and (b) the expiration or termination of the exercise period for the warrant issued in connection with the Loan Agreement.

In connection with the 2014 Term Loan, we issued a common stock warrant to Hercules on November 20, 2014 (the “First Warrant”). The First Warrant is exercisable for 73,725 shares of the Company’s Common Stock (equal to $607,500 divided by the exercise price of $8.24). The exercise price and the number of shares is subject to adjustment upon a merger event, reclassification of the shares of Common Stock, subdivision or combination of the shares of Common Stock, or certain dividends payments. The First Warrant is exercisable until November 20, 2019 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect. The First Warrant has been classified as equity for all periods it has been outstanding.

In connection with the 2018 Loan Agreement, we issued a common stock warrant to Hercules on April 24, 2018, (the "Second Warrant"). The Second Warrant is exercisable for 329,411 shares of the Company’s common stock. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock, or certain dividends payments. The Second Warrant is exercisable until April 24, 2023 and will be exercised automatically on a net-issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

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

We expect that our existing cash and cash equivalents, together with the approximately $14.2 million of net proceeds received from the February 2019 private placement, are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2020. As reflected in the consolidated financial statements, we had available cash and cash equivalents of $26.4 million at December 31, 2018 and generated an additional approximately $14.2 million of net proceeds pursuant to the February 2019 private placement. In addition, we had a loss from operations of approximately $39.5 million and cash used in operating activities of $41.2 million for the year ended December 31, 2018. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these financial statements, raise substantial doubt about our ability to continue as a going concern. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials for GEN-009;

•	the progress, timing, and costs of manufacturing GEN-009 for planned clinical trials;

•	the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the outcome, timing, and costs of seeking regulatory approvals, including an IND for GEN-011;

•
the costs of commercialization activities for GEN-009 and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;

•	the receipt of marketing approval;

•	revenue received from commercial sales of our product candidates;

•	the terms and timing of any future collaborations, grants, licensing, consulting, or other arrangements that we may establish;

•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents, or other intellectual property rights, including milestone payments, royalty payments, and patent prosecution fees that we are obligated to pay pursuant to our license agreements;

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property related claims; and

•	the extent to which we in-license or acquire other products and technologies.

We will need to obtain substantial additional funding in order to complete clinical trials for GEN-009 and our other product candidates in order to receive regulatory approval. To the extent that we raise additional capital through the sale of our common stock, convertible securities, or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back, or discontinue the development of GEN-009 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to GEN-003, GEN-009, or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,		Increase
	2018	2017	(Decrease)
Net cash used in operating activities	$(41,235)	$(47,599)	$(6,364)
Net cash (used in) provided by investing activities	(131)	34,909	(35,040)
Net cash provided by (used in) financing activities	55,455	(2,461)	57,916
Net increase (decrease) in cash and cash equivalents	$14,089	$(15,151)	$29,240

Operating Activities

Net cash used in operations decreased $6.4 million to $41.2 million for the year ended December 31, 2018 from $47.6 million for the year ended December 31, 2017. The decrease in net cash used was due primarily to a lower net loss of approximately $28.9 million, as well as an increase in non-cash items attributable to the change in fair value of the warrants of $14.8 million, partially offset by $2.1 million of non-cash expense associated with the allocation of proceeds from the Concurrent Offerings to transaction expenses. Other fluctuations included a decrease in depreciation of $0.4 million, a decrease in stock-based compensation of $2.1 million, a decrease in other non-current assets of $1.0 million, and a decrease in accounts payable and accrued expenses of $5.9 million.

Investing Activities

Net cash provided by investing activities decreased $35.0 million to $0.1 million of cash used in investing activities for the year ended December 31, 2018 compared to $34.9 million of cash provided by investing activities for the year ended December 31, 2017. The decrease in cash provided by investing activities was due to the receipt of proceeds from maturities of investments, net of investments made, of approximately $36.1 million for the year ended December 31, 2017, partially offset by a decrease in cash used to purchase capital equipment, as compared to the prior year.

Financing Activities

Net cash provided by (used in) financing activities increased $58.0 million to $55.5 million for the year ended December 31, 2018 from net cash used by financing activities of $2.5 million of cash used in financing activities for the year ended December 31, 2017, primarily as a result of the proceeds from the Concurrent Offerings and the proceeds from the shares of common stock issued pursuant to our ATM facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Net Operating Loss Carryforwards

At December 31, 2018, we had United States federal and state net operating loss carryforwards of approximately $184.8 million and $171.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. The federal net operating losses generated in 2018 can be carried forward indefinitely. At December 31, 2018, we had federal and state R&D tax credit carryforwards of approximately $7.8 million and $3.2 million available, respectively, to reduce future tax liabilities which expire at various dates through 2038.

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of our company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. At December 31, 2018, we recorded a 100% valuation allowance against our net operating loss and R&D tax credit carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

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

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8.        Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 (the "Exchange Act") is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable-assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"), and includes those policies and procedures that:

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
Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading
“Business—Executive Officers of the Registrant,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of the Stockholders.

Item 11.        Executive and Director Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 14.        Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for each of the years ended December 31, 2018 and 2017

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

Genocea Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Genocea Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genocea Biosciences, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
February 28, 2019

Genocea Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$26,361	$12,273
Prepaid expenses and other current assets	696	808
Total current assets	27,057	13,081
Property and equipment, net	2,582	3,460
Restricted cash	316	316
Other non-current assets	1,160	631
Total assets	$31,115	$17,488

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,659	$3,516
Accrued expenses and other current liabilities	3,816	5,604
Current portion of long-term debt	5,257	6,659
Total current liabilities	10,732	15,779
Non-current liabilities:
Long-term debt, net of current portion and discount	9,565	7,652
Warrant liability	3,472	—
Other non-current liabilities	11	107
Total liabilities	23,780	23,538
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock	701	—
Common stock, $0.001 par value;	87	29
Authorized – 250,000 shares; Issued – 86,771 and 28,735 shares at December 31, 2018 and December 31, 2017, respectively; outstanding – 86,771 and 28,735 at December 31, 2018 and December 31, 2017, respectively

Additional paid-in-capital	298,551	258,114
Accumulated deficit	(292,004)	(264,193)
Total stockholders’ equity (deficit)	7,335	(6,050)
Total liabilities and stockholders’ equity (deficit)	$31,115	$17,488

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017
Operating expenses:
Research and development	$25,209	$39,204
General and administrative	14,309	13,433
Restructuring costs	—	2,618
Total operating expenses	39,518	55,255
Loss from operations	(39,518)	(55,255)
Other income (expense):
Change in fair value of warrant	14,757	—
Interest expense, net	(1,021)	(1,441)
Other income (expense)	(2,029)	(14)
Total other income (expense)	11,707	(1,455)
Net loss	$(27,811)	$(56,710)

Comprehensive loss	$(27,811)	$(56,710)
Net loss per share - basic and diluted	$(0.34)	$(1.98)
Weighted-average number of common shares used in computing net loss per share	82,561	28,603

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

							Total
			Preferred	Additional	Other		Stockholders’
	Common Shares		Shares	Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2016	28,445	28	—	252,996	—	(207,483)	45,541
Issuance of common stock, net of issuance costs of $1	52	1	—	245	—	—	246
Issuance of common Stock; ESPP purchase	73	—	—	180	—	—	180
Exercise of stock options	163	—	—	459	—	—	459
Vesting of restricted stock	2	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	4,234	—	—	4,234
Net loss	—	—	—	—	—	(56,710)	(56,710)
Balance at December 31, 2017	28,735	29	—	258,114	—	(264,193)	(6,050)
Issuance of common stock, net of issuance costs of $1	57,849	58	701	38,027	—	—	38,786
Issuance of common stock; ESPP purchase	187	—	—	67	—	—	67
Stock-based compensation expense	—	—	—	2,153	—	—	2,153
Issuance of warrants in connection with debt modification	—	—	—	190	—	—	190
Net loss	—	—	—	—	—	(27,811)	(27,811)
Balance at December 31, 2018	86,771	$87	$701	$298,551	$—	$(292,004)	$7,335

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(27,811)	$(56,710)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,088	1,516
Stock-based compensation	2,153	4,234
Allocation of proceeds to transaction expenses	2,115	—
Change in fair value of warrant liability	(14,757)	—
Gain on sale of equipment	(78)	(22)
Write-off of deferred financing fees	355	—
Non-cash interest expense	643	502
Asset impairment	—	1,028
Changes in operating assets and liabilities
Prepaid expenses and other current assets	53	12
Other non-current assets	(989)	(14)
Accounts payable	(2,103)	491
Accrued expenses and other liabilities	(1,904)	1,364
Net cash used in operating activities	(41,235)	(47,599)
Investing activities
Purchases of property and equipment	(241)	(1,178)
Proceeds from sale of equipment	110	150
Proceeds from maturities of investments	—	36,090
Purchases of investments	—	(153)
Net cash (used in) provided by investing activities	(131)	34,909
Financing activities
Proceeds from equity offerings, net of issuance costs	2,920	246
Proceeds from underwritten public offering, net of issuance costs	52,538	—
Payment of deferred financing costs	(127)	(197)
Proceeds from long-term debt	592	—
Repayment of long-term debt	(535)	(3,149)
Proceeds from exercise of stock options	—	459
Proceeds from the issuance of common stock under ESPP	67	180
Net cash provided by (used in) financing activities	55,455	(2,461)
Net increase (decrease) in cash and cash equivalents	$14,089	$(15,151)
Cash, cash equivalents and restricted cash at beginning of period	12,589	27,740
Cash, cash equivalents and restricted cash at end of period	$26,678	$12,589
Supplemental cash flow information
Cash paid for interest	$1,074	$1,189
Warrants issued in connection with debt modification	$190	$—

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer immunotherapies through its AnTigen Lead Acquisition System ("ATLAS"TM) proprietary discovery platform. The ATLAS platform is designed to recall a patient's pre-existing CD4+ and CD8+ T cell immune responses to their tumor to identify neoantigens and antigens for inclusion in vaccines that are designed to act through T cell (or cellular) immune responses. The Company believes that using ATLAS to identify neoantigens and antigens for inclusion in cancer vaccines could lead to more immunogenic and efficacious cancer immunotherapies relative to the Company's peers, who rely on software and processes such as "machine learning" to predict immunotherapy targets.

The Company’s most advanced program is GEN-009, a neoantigen (or personalized) cancer vaccine, for which it is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or newly formed tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. The Company is also advancing GEN-011, a neoantigen adoptive T cell therapy program as well as GEN-010, a next-generation neoantigen vaccine program.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other preclinical stage companies, including dependence on key individuals, competition from other companies, the need and related uncertainty associated to the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including the uncertainty of success of its preclinical and clinical trials, regulatory approval of products, uncertainty of market acceptance of products, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, dependence on third-parties, product liability, and dependence on key individuals.

Operating Capital Requirements

Under Accounting Standards Update ("ASU"), 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), also referred to as Accounting Standards Update 205-40 (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirement of ASC 205-40.

As reflected in the consolidated financial statements, the Company had available cash and cash equivalents of $26.4 million at December 31, 2018. In addition, the Company had a loss from operations of approximately $39.5 million and cash used in operating activities of $41.2 million for the year ended December 31, 2018. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

In February 2019, the Company entered into a private placement with certain existing and new investors providing for the purchase of up to approximately $39.2 million of the Company's common stock and warrants to purchase shares of the Company's common stock, in two closings. In the first closing, the Company sold 25.6 million shares of common stock and 4.25 million pre-funded warrants to purchase common stock, along with accompanying warrants to purchase 0.25 shares of common stock for each share of common stock or pre-funded warrant purchased, for net proceeds to the Company of approximately $14.2 million, after deducting approximately $0.8 million in placement agent fees, excluding offering costs. The first closing of the private placement occurred on February 14, 2019, while the second closing is contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, expected in late second quarter or early third quarter of 2019. Contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for

GEN-009, Genocea will have the option to conduct a second closing and sell up to an additional $24.2 million of shares of common stock to the investors who participated in the first closing..

The Company plans to continue to fund its operations through public or private equity offerings, strategic transactions, proceeds from sales of its common stock under its at-the-market equity offering program, its loan and security agreement with Hercules Capital, Inc. ("Hercules"), or by other means. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed, or on attractive terms, it may be forced to implement further cost reduction strategies, including ceasing development of GEN-009 and other corporate activities.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2. Summary of significant accounting policies

Principles of Consolidation

The consolidated financial statements include the accounts of Genocea Biosciences, Inc., and a wholly-owned subsidiary. All inter-company accounts and transactions have been eliminated.

Basis of presentation and use of estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and Accounting Standards Update of the Financial Accounting Standards Board (“FASB”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development expenses, stock-based compensation expense, and warrants to purchase redeemable securities. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company’s cash and cash equivalents are held in accounts with financial institutions that management believes are credit-worthy. The Company’s investment policy includes guidelines on the quality of the institutions, financial instruments, and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no financial instruments with off-balance sheet risk of loss.

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

Offering costs related to registration statements and the initiation of the at-the-money ("ATM") equity offering program are recorded as an asset and are reclassified to equity on a pro-rata basis based upon the successful selling of common shares compared to the available limits in either equity program. The costs are reviewed for impairment and will be recorded to expense if, or when, the Company determines that future equity offerings are not probable of occurring. In the second quarter, the Company evaluated the deferred financing costs remaining from the May 2015 S-1 and determined the costs to be impaired, and thus the costs were expensed accordingly. At December 31, 2018 and 2017, the Company had $110 thousand and $571 thousand of deferred offering costs, respectively, recorded as Other non-current assets.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enable an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2018 and 2017.

Derivative Instruments

The Company occasionally issues financial instruments in which a derivative instrument is “embedded”. Upon issuing the financial instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and carried at fair value with any changes in fair value recorded in current period earnings.

In connection with the 2014 Loan Agreement, as amended, and the amended and restated 2018 Loan Agreement (Note 6), the Company assessed all terms and features of the agreement that may required bifurcation. The Company determined that all features of the agreements either did not require bifurcation as required under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), or the fair value of the feature was immaterial to the Company's financial statements.

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

Development of Software for Internal Use

The Company accounts for the costs of software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software. Costs of materials, consultants, payroll, and payroll-related costs for employees incurred in developing internal-use software are capitalized as incurred. These costs are included in property and equipment, net on the consolidated balance sheet. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Amortization is recorded using the straight-line method over the estimated useful lives of the respective asset which is three to five years.

Impairment of long-lived assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book values of the assets to the expected future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value. The Company recognized no asset impairment losses in the year ended December 31, 2018. The Company recognized $1.0 million of asset impairment losses in the year ended December 31, 2017 related to the September 2017 announcement of its strategic shift to immuno-oncology and a focus on the development of neoantigen cancer vaccines.

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

Stock-based compensation expense

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the statements of operations and comprehensive loss based on their grant date fair values. Compensation expense related to awards to employees is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Share-based payments issued to non-employees are recorded at their fair values and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period in accordance with the provisions of ASC 718 and FASB ASC Topic 505, Equity, and are expensed using an accelerated attribution model.

The Company estimates the fair value of its stock options using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (a) the expected volatility of the Company’s stock price, (b) the expected term of the award, (c) the risk-free interest rate, (d) expected dividends, and (e) the estimated fair value of the Company’s common stock on the measurement date. Due to the limited operating history of the Company as a public entity and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Due to the lack of Company-specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

The Company recognizes forfeitures as they occur. Stock-based compensation expense recognized in the consolidated financial statements is based on awards that ultimately vest.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2018 and 2017, the Company does not have any significant uncertain tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Earnings per share

The Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For the years ended December 31, 2018 and 2017, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

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

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Years ended December 31,
	2018	2017
Stock options	7,139	4,129
Preferred stock	2	—
Restricted stock units	—	24
Warrants	29,343	78
Outstanding ESPP	2,313	—
Total	38,797	4,231

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

The Company adopted ASU No. 2014-09 as of January 1, 2018. The adoption of ASU No. 2014-09 did not impact the Company's consolidated financial statements as the Company does not currently have any contracts with customers.

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
The Company adopted ASU No. 2016-15 effective January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on the Company’s consolidated financial statements.
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
The Company adopted the standard on January 1, 2018 and reclassified $0.3 million of restricted cash to be included with cash and cash equivalents on the consolidated statement of cash flows.
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
The Company adopted ASU No. 2017-09 effective January 1, 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting standards

Standard	Description	Effect on the financial statements
ASU No. 2016-02, Leases (Topic 842)
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model ("ROU") that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Additionally, consistent with the prospective method of adoption, we will apply the transition provisions beginning with the period of adoption (January 1, 2019). We will continue to apply the ASC 840 legacy guidance, including disclosure requirements, in the comparative periods presented in the year of adoption.

The new standard provides a number of optional practical expedients in transition.

The Company generally does not finance purchases of equipment, but it does lease office and lab facilities. The Company is finalizing its assessment of effects of adoption of Topic 842, and believes the most significant effects will relate to (1) the recognition of new ROU assets and lease liabilities on the balance sheet for operating leases; and (2) providing significant new disclosures about our leasing activities.

The new standard provides practical expedients for an entity's ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify and the practical expedient to not separate lease and non-lease components for all leases. The Company also expects to elect the 'package of practical expedients', which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs.

On adoption, the Company currently expects to recognize ROU assets and related liabilities ranging from $1.5 million to $2.0 million.

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

3. Cash and cash equivalents

As of December 31, 2018 and 2017, cash and cash equivalents was comprised of funds in depositary and money market funds.

The following table presents cash equivalents carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
Money market funds, included in cash equivalents	$24,651	$24,651	$—	$—
Total	$24,651	$24,651	$—	$—

December 31, 2017
Money market funds, included in cash equivalents	$11,528	$11,528	$—	$—
Total	$11,528	$11,528	$—	$—

Cash equivalents have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of December 31, 2018 and 2017.

In connection with an underwritten public offering of common and preferred stock in January 2018 (see Note 7), the Company issued Class A warrants (the “Warrants”) to purchase shares of the Company’s common stock, classified as liabilities in the consolidated balance sheets. The Warrants were recorded at their fair value on the date of issuance and are remeasured as of any Warrant exercise date and at the end of each reporting period. Decreases in fair value of the warrant liability are recorded in the statement of operations as income, while increases in fair value of the warrant liability are recorded in the statement of operations as expense.

As of the issuance dates of the Warrants, as well as at December 31, 2018, the Company utilized an option-based methodology to value the Warrants combined with a multi-scenario analysis, specifically a Monte Carlo simulation, to model the future movement of the stock price throughout the term of the Warrants. In addition, the valuation model considers the probability of the Company being acquired during each annual period within the Warrant term, as an acquisition event can potentially impact the settlement of the Warrants.
The assumptions used in calculating the estimated fair value of the Warrants represent the Company’s best estimates and include probabilities of settlement scenarios, future changes in the Company’s stock price, risk-free interest rates and volatility. The estimates are based, in part, on subjective assumptions and could differ materially in the future.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrants at issuance and as of December 31, 2018:

	Issuance Date	December 31, 2018
Stock Price	$0.89	$0.29
Volatility	111.5%	111.3%
Remaining term (years)	5	4.1
Expected dividend yield	—%	—%
Risk-free rate	2.4% - 2.5%	2.4% - 2.5%
Range of annual acquisition event probability	0.0% - 30.0%	0.0% - 30.0%

The following table reflects the change in the Company’s Level 3 Warrants from issuance through December 31, 2018

Common Stock Warrant Liabilities
Issuance of Warrants	$18,231
Change in fair value	(14,757)
Warrants exercised	(2)
Balance at December 31, 2018	$3,472

In connection with the underwritten public offering, the Company also granted the underwriters a 30-day option to purchase additional shares of common stock and/or additional Warrants (the "Overallotment Option"). The Company’s Overallotment Option is also a Level 3 liability.

The following table reflects the change in the fair value of the Overallotment Option liability from issuance through the date of expiration:

Overallotment Option Liability
Issuance of Overallotment Option	$2,441
Change in fair value	194
Exercise of Overallotment Option	(877)
Expiration of Overallotment Option in March 2018	(1,758)
Balance at December 31, 2018	$—

Given the short-term duration of the Overallotment Option, the Company estimated its fair value was representative of the intrinsic value of the related Warrants, based on the estimated fair value of the Warrants at issuance and the exercise price of the Overallotment Option.

4. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$3,761	$3,771
Furniture office equipment	447	447
Computer hardware	338	315
Leasehold improvements	1,524	1,524
Internally developed software	1,970	1,970
Total property and equipment	8,040	8,027
Accumulated depreciation	(5,458)	(4,567)
Property and equipment, net	$2,582	$3,460

Depreciation expense was $0.7 million and $1.2 million, for the years ended December 31, 2018 and 2017, respectively. A portion of the Company's internally developed computer software was placed into service during 2017 and $288 thousand of amortization was recorded for the year ended December 31, 2017. For the year ended December 31, 2018, $399 thousand of amortization was recorded.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Payroll and employee-related costs	$2,147	$1,830
Restructuring costs	—	44
Research and development costs	759	2,886
Other current liabilities	910	844
Total	$3,816	$5,604

6. Long-term debt

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

The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 7.75%, or (ii) the sum of 7.75% plus the prime rate minus 5.0%. The 2018 Loan Agreement provides for interest-only payments until June 1, 2019, which may be extended to December 1, 2019 if certain performance milestones are met before May 31, 2019 and no event of default has occurred or is continuing. Interest-only payments may be further extended to June 1, 2020 if certain additional performance milestones are met before November 30, 2019. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity.

The 2018 Term Loan may be prepaid in whole or in part upon seven business days’ prior written notice to Hercules, subject to a prepayment charge of 3.0%, if such advance is prepaid in any of the first twelve months following the Closing Date, 2.0%, if such advance is prepaid after twelve months following the Closing Date but on or prior to 24 months following the Closing Date, and 1.0% thereafter. The Company paid an end-of-term charge of $0.8 million in connection with the 2014 Loan Agreement on January 1, 2019 and is obligated to pay an additional end of term charge of 6.70% of the Term Loan when the Term Loan is repaid (the “End of Term Charges”).

    The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property. The Loan Agreement contains non-financial covenants and representations, including a financial reporting covenant, and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. As of December 31, 2018, the Company was in compliance with all covenants of the 2018 Loan Agreement.

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

The 2018 Loan Agreement contains a material adverse effect ("Material Adverse Effect") provision that requires all material adverse effects to be reported under the financial reporting covenant. Loan advances are subject to a representation that no event that has had, or could reasonably be expected to have, a Material Adverse Effect has occurred and is continuing. Under the Loan Agreement, a Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets, or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of December 31, 2018 no such events had occurred that would otherwise qualify to be reported, per the terms of the Material Adverse Effect provision.

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

The 2018 Term Loan is automatically redeemable upon a change in control. The Company must prepay the outstanding principal and any accrued and unpaid interest through the prepayment date and the applicable prepayment charge. If a change in control occurs, repayment of amounts due under the Loan Agreement may be accelerated by Hercules. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at December 31, 2018.

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

In connection with the 2018 Loan Agreement, the Company issued a common stock warrant to Hercules on April 24, 2018 (the "Second Warrant"). The Second Warrant is exercisable for 329,411 shares of the Company’s common stock at an initial excise price of $0.85 per share. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Second Warrant is exercisable until April 24, 2023 and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

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

Additionally, under the Amended Equity Rights Letter Agreement, Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement, and all rights and obligations thereunder, will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate, and (2) the later of (a) the repayment of all indebtedness under the Loan Agreement, or (b) the expiration or termination of the exercise period for the warrant issued in connection with the Loan Agreement. The Company allocated $36 thousand of financing costs to additional paid-in capital for issuance costs that were reimbursed to Hercules.

The Company accounted for the April 2018 amendment to the Term Loan as a modification pursuant to ASC 470-50. The remaining balance of unamortized debt financing costs of $0.3 million and $0.1 million of fees associated with the 2018 Term Loan that met the criteria to be capitalized are being amortized through the maturity date of the 2018 Term Loan, accordingly. The End of Term Charges from the 2014 Term Loan and the 2018 Term Loan are being amortized to interest expense over the life of the 2018 Term Loan using the effective interest method. At December 31, 2018 the 2018 Term Loan bears an effective interest rate of 12.4%.

As of December 31, 2018, the Company had outstanding borrowings under the 2018 Loan Agreement of $14.8 million. At December 31, 2017, the Company had outstanding borrowings under the 2014 Term Loan of $14.3 million. Interest expense was $1.7 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, future principal payments, including the End of Term Charge, on the 2018 Term Loan are as follows (in thousands):

December 31,
2018
2019	$4,678
2020	7,031
2021	4,071
Total	$15,780

7. Warrants

As of December 31, 2018 and December 31, 2017, the Company had warrants outstanding that represent the right to acquire 29,342,564 and 77,603 shares of common stock, respectively. As of December 31, 2018, the common stock underlying the warrants consist of 28,935,550 shares of common stock reserved for issuance upon exercise of the warrants (with an exercise price of $1.20 and an expiration date of January 18, 2023), 403,136 shares of common stock reserved for issuance upon the exercise of warrants issued to Hercules (73,725 with an exercise price of $8.24 and an expiration date of November 20, 2019, and 329,411 with an exercise price of $0.85 and an expiration date of April 24, 2023) and 3,878 shares of common stock reserved for the issuance upon the exercise of warrants issued in periods prior to the Company's initial public offering ("IPO") (with an exercise price of $7.74 and an expiration date of February 11, 2019).

In accordance with ASC Topic No. 815, “Derivatives and Hedging”, the Company determined the common stock warrants issued to Hercules and warrants issued in the periods prior to the Company's IPO to be equity classified.

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

In June 2015, the Company signed a second operating lease for office space in the same building as the 2014 Lease, which was also set to expire in February 2017 (the "2015 Lease"). In August 2016, the Company exercised a three-year renewal option extending the 2015 Lease to February 2020. Rent expense for the years ended December 31, 2018 and 2017 was $1.5 million.

The minimum future lease payments under both the 2016 Lease and the 2015 Lease are as follows (in thousands):

December 31, 2018
2019	1,637
2020	274
Total	$1,911

At December 31, 2018 and 2017, the Company has an outstanding letter of credit of $316 thousand with a financial institution related to a security deposit for the 2016 Lease, which is secured by cash on deposit and expires on February 29, 2020. An additional unsecured deposit was required for the 2015 Lease.

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

The Company relies on research institutions, contract research organizations, and clinical investigators, as well as clinical and commercial material manufacturers, for its product candidates. Under the terms of these agreements, the Company is obligated to make milestone payments upon the achievement of manufacturing or clinical milestones defined in the contracts. In some cases, monthly service fees for project management services are charged over the duration of the arrangement. In addition, clinical and manufacturing contracts generally require reimbursement to suppliers for certain set-up, production, travel, and other related costs as they are incurred. In some manufacturing contracts, the Company also may be responsible for the payment of a reservation fee, which will equal a percentage of the expected production fees, to reserve manufacturing slots in the production timeframe. Generally, the Company is liable for actual effort expended by these organizations at any point in time during the contract through the notice period. To the extent amounts paid to a supplier exceed the actual efforts expended, the Company records a prepaid asset, and to the extent actual efforts expended exceed amounts billed or billable under a contract, an accrual for the estimate of services rendered is recorded.

In February 2014, the Company entered into a supply agreement with FUJIFILM Diosynth Biotechnologies U.S.A., Inc. (“Fujifilm”) for the manufacture and supply of antigens for future GEN-003 clinical trials. Under the agreement, the Company was obligated to pay Fujifilm manufacturing milestones, in addition to reimbursement of certain material production-related costs. Additionally, the Company was responsible for the partial payment of manufacturing fees to reserve manufacturing slots in the production timeframe. In June and September 2016, the Company entered into new statements of work under the agreement with Fujifilm for the manufacture and supply of antigens for the Company's Phase 3 clinical trials for GEN-003. In September 2017, the Company notified Fujifilm to cease all manufacturing activities of antigens for GEN-003.

Amounts recorded as of December 31, 2017 represent liabilities for all manufacturing services complete or in process prior to the notification date, materials purchased which cannot be re-used or re-purposed by Fujifilm, and charges for terminating services within a certain time frame of the anticipated start dates. We incurred expenses under this agreement of $3.6 million for the year ended December 31, 2017, of which $526 thousand are included in Restructuring costs in the Consolidated Statements of Operations and Comprehensive Loss. Subsequent to 2017 we did not incur additional expenses under this agreement.

In January 2018, we entered into a License and Supply Agreement with Oncovir, Inc. (“Oncovir”). The Agreement relates to the manufacture and supply of Hiltonol® (poly-ICLC) (“Hiltonol”), an immunomodulator and vaccine adjuvant. Hiltonol is the adjuvant component of GEN-009, our investigational personal neoantigen cancer vaccine. Under this

Agreement, we are obligated to pay Oncovir (i) an up-front payment in the mid-six figures in consideration of the license granted to us and for the initial supply of Hiltonol for the planned GEN-009 Phase 1/2 trial, (ii) a supply price for Hiltonol in the low-three figures per vial of Hiltonol for use in clinical trials or commercial use, (iii) a milestone payment in the low-six figures upon the achievement of certain clinical trial milestones for each Combination Product, (iv) a milestone payment in the mid-six figures upon the first marketing approval of commercial sales for each Combination Product in certain territories, and (v) tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products. We may terminate the Agreement upon a decision to discontinue the development of the Combination Product or upon a determination by us, or an applicable regulatory authority, that Hiltonol or Combination Product is not clinically safe or effective. The Agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency or dissolution.

Litigation

Beginning on October 31, 2017, three putative class action complaints were filed in the U.S. District Court for the District of Massachusetts (the “District of Massachusetts” or the “Court”), naming the Company, Chief Executive Officer William D. Clark, and former Chief Financial Officer Jonathan Poole as defendants. The Court consolidated the three actions into one case, captioned Emerson et al. v. Genocea Biosciences, Inc., et al., Civil Action No. 17-cv-12137-PBS (D. Mass.), and appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff. On March 29, 2018, counsel for the lead plaintiff filed an amended complaint in the District of Massachusetts that alleged violations of the Securities Exchange Act of 1934 and Rule 10b-5 in connection with the Company’s disclosures from March 31, 2016 to September 25, 2017 concerning the development of GEN-003. The amended complaint added Seth V. Hetherington, former Chief Medical Officer, to the original named defendants, and sought unspecified damages and costs. On December 6, 2018, the District of Massachusetts granted defendants’ motion to dismiss the amended complaint for failure to state a claim. On January 7, 2019, the lead plaintiff filed a notice of appeal in the District of Massachusetts regarding the Court order dismissing the amended complaint. The appeal has been docketed in the First Circuit under the caption Yuksel, et al. v. Genocea Biosciences, et al., Civil Action No. 19-1036 (1st Cir.). The Company is unable at this time to determine whether the outcome of the securities action litigation would have a material impact on its results of operations, financial condition or cash flow.

    Beginning on January 31, 2018, two putative shareholder derivative actions were filed in the U.S. District Court for the District of Delaware, naming certain of the Company’s officers and directors (including certain former directors and officers) as defendants, and naming the Company as a nominal defendant. On August 24, 2018, the court consolidated the two actions into one case, captioned In re Genocea Biosciences, Inc. Derivative Litigation, Civil Action No. 18-cv-00186-MN (D. Del.). The operative complaint in the now-consolidated action alleges violations of the Securities Exchange Act of 1934 and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleges claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On August 10, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the consolidated action until, inter alia, the entry of an order granting or denying any motion to dismiss the action in the District of Massachusetts, and on August 24, 2018, the court entered the joint stipulation agreeing to stay the consolidated action. In light of the December 6, 2018 order granting defendants’ motion to dismiss in the District of Massachusetts, the Company and the plaintiffs in the derivative action entered into joint stipulation on February 5, 2019 to stay the derivative action through the duration of the appeal in the securities action. The Company is unable at this time to determine whether the outcome of the derivative litigation would have a material impact on our results of operations, financial condition or cash flows.
The Company does not have contingency reserves established for any litigation liabilities.

9. Stockholders' equity (deficit)

At December 31, 2018, the Company authorized 250,000,000 shares of common stock at $0.001 par value per share, of which 86,771,175 shares of common stock were issued and outstanding.

At-the-market equity offering program

On March 2, 2015, the Company entered into a Sales Agreement with Cowen and Company, LLC (the "Sales Agreement") to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $40.0 million of its common stock at prevailing market prices from time to time. On May 8, 2015, the Sales Agreement was amended to increase the offering amount under the ATM to $50.0 million of its common stock. In April 2018, the Company sold 3.5 million shares and received $2.9 million in net proceeds after deducting commissions. In January 2017, the Company sold 52 thousand shares and received $0.2 million in net proceeds after deducting commissions.

Restricted stock

At December 31, 2018 the Company had no restricted stock outstanding. At December 31, 2017, the Company had 23,810 units of restricted stock outstanding.

In May 2017, the Company granted an officer 47,620 units of Restricted Stock ("RSUs") in accordance with the Amended and Restated 2014 Equity Incentive Plan (the "2014 Equity Plan") and subject to a Restricted Stock Unit Award Agreement with the Company. On the date of grant, 7,937 units of RSUs vested immediately, and another 23,810 units of RSUs were to vest on the eighteen month anniversary of the grant date, subject to the continued employment of the officer. The remaining 15,873 RSUs, which contained a performance condition of completing a material financing event on or before September 30, 2017, were canceled as the performance criterion was not achieved. Upon the resignation of the officer in March 2018, the remaining 23,810 RSUs were forfeited.

10. Stock and employee benefit plans

The Company’s board of directors adopted the 2014 Equity Plan which was approved by its stockholders and became effective prior to the commencement of the Company's IPO.

The 2014 Equity Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock, and other awards to key employees and directors of, and consultants and advisors to, the Company. The maximum number of shares of common stock that may be delivered in satisfaction of awards under the 2014 Equity Plan is 903,494 shares, plus 219,765 shares that were available for grant under the 2007 Equity Incentive Plan (the "2007 Equity Plan") on the date the 2014 Equity Plan was adopted. The 2014 Equity Plan provides that the number of shares available for issuance will automatically increase annually on each January 1, from January 1, 2015 through January 1, 2024, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding common stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s board of directors. On January 1, 2019, the total number of shares available for issuance under the 2014 Equity Plan increased by 3,470,847 for shares under this provision.

Outstanding option awards granted from the 2007 Equity Plan, at the time of the adoption of the 2014 Equity Plan, remain outstanding and effective. The shares of common stock underlying awards that are canceled, forfeited, repurchased, expire, or are otherwise terminated under the 2007 Equity Plan are added to the shares of common stock available for issuance under the 2014 Equity Plan. At December 31, 2018, 8,924,388 option awards are reserved for issuance under the Company's equity plans and 1,977,407 awards remain available for future grants.

Stock options issued to non-employees are accounted for using the fair value method of accounting, and are periodically revalued as the options vest, and are recognized as expense over the related service period. The total expense related to all non-employee options for the years ended December 31, 2018 and 2017 was $279 thousand and $338 thousand, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense is recognized for stock options granted to employees and non-employees and has been reported in the Company’s Statements of Operations as follows (in thousands):

	Years ended December 31,
	2018	2017
Research and development	$620	$1,310
General and administrative	1,533	2,924
Total	$2,153	$4,234

Stock Options

The following table summarizes stock option activity for employees and nonemployees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,129	$5.48	7.07	$—
Granted	5,259	$0.87
Exercised	—	$—
Canceled	(2,249)	$4.63
Outstanding at December 31, 2018	7,139	$2.35	7.80	$—
Exercisable at December 31, 2018	2,562	$4.26	5.31	$—

During the years ended December 31, 2018 and 2017, the Company granted stock options to purchase an aggregate of 5,259,000 and 1,474,800 shares of its common stock, respectively, with weighted-average grant date fair values of $0.87 and $3.16, respectively.

The total intrinsic value of options exercised was $0 and $442 thousand in the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $3.5 million of total unrecognized compensation cost, related to employee stock options granted under the Company’s equity plans.

The total unrecognized compensation costs, related to non-employee stock options was $168 thousand and $228 thousand for the years ended December 31, 2018 and 2017, respectively.

The Company expects to recognize that cost over a remaining weighted-average period of 2.96 years.

The Company estimates the fair value of each employee stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

	Years ended December 31,
	2018	2017
Expected volatility	77.6% - 79.3%	74.6% - 90.1%
Risk-free interest rate	2.61% - 3.10%	1.85% - 2.18%
Expected term (in years)	5.5 - 6.08	5.5 - 9.88
Expected dividend yield	0%	0%

Performance-Based Stock Options

The Company granted stock options to certain employees, executive officers, and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements, and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. During the years ended December 31, 2018 and 2017, the Company recorded no stock-based compensation expense related to the 56,336 performance-based common stock options that remain outstanding for which the probability of achievement was not deemed probable at both December 31, 2018 and 2017.

Employee Stock Purchase Plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP authorizes the initial issuance of up to a total of 200,776 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30 and commencing July 1 and ending December 31 of each calendar year. The first offering under the 2014 ESPP began on July 1, 2014. For the year ended December 31, 2018, the Company incurred $42 thousand in stock-based compensation expense and 187,332 shares were issued. For the year ended December 31, 2017, the Company incurred $121 thousand in stock-based compensation expense and 73,461 shares were issued. There were 2,312,675 shares remaining for future issuance under the plan as of December 31, 2018.

401(k) Savings plan

In 2007, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning January 1, 2015, the Company began making matching contributions to participants in this plan. The Company made matching contributions to participants in this plan which totaled $138 thousand and $224 thousand for the years ended December 31, 2018 and 2017, respectively.

11. Income taxes

For the years ended December 31, 2018 and 2017, the Company did not record a current or deferred income tax expense or benefit. The Company’s losses before income taxes consist solely of domestic losses. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2018	2017
Deferred tax assets:
U.S. and state net operating loss carryforwards	$49,614	$42,895
Capitalized R&D	25,366	21,924
Research and development credits	10,445	8,582
Stock-based compensation	1,989	1,808
Accrued expenses	450	474
Depreciation and amortization	640	761
Other temporary differences	85	116
Total deferred tax assets	88,589	76,560
Less valuation allowance	(88,589)	(76,560)
Net deferred tax assets	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018 and 2017. The valuation allowance increased approximately $12.0 million during the year ended December 31, 2018 due primarily to the generation of net operating losses. The valuation allowance decreased approximately $7.1 million during the year ended December 31, 2017, due primarily to the adjustment in the corporate tax rate from 34% to 21% enacted for 2018, partially offset by the generation of net operating losses.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years ended December 31,
	2018	2017
Federal income tax expense at statutory rate	21.0%	34.0%
State income tax, net of federal benefit	8.9%	5.1%
Permanent differences	9.0%	(1.2)%
Research and development credit	6.7%	2.9%
Change in tax rate	0.0%	(52.8)%
Change in valuation allowance	(43.1)%	12.5%
Other, net	(2.5)%	(0.5)%
Effective tax rate	0.0%	0.0%

As of December 31, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of approximately $184.8 million and $160.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. The federal net operating losses generated in 2018 can be carried forward indefinitely. As of December 31, 2018 and 2017, the Company also had U.S. state net operating loss carryforwards of approximately $171.1 million and $145.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038. For the years ended December 31, 2018 and 2017, deductions related to the excess tax benefit from stock option exercises are recognized in the federal and state net operating loss carryforwards as a component of the tax provision.

As of December 31, 2018 and 2017, the Company had federal research and development tax credit carryforwards of approximately $7.8 million and $6.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2038. As of December 31, 2018 and 2017, the Company had state research and development tax credit carryforwards of approximately $3.2 million and $2.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2033.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

For all years through December 31, 2018, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. However, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company files income tax returns in the United States and the Commonwealth of Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

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

The following table summarizes the impact of the September 2017 restructuring activities:

	Charges incurred during the year ended December 31, 2017	Amount paid through December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Remaining liability at December 31, 2017	Amount paid during 2018	Remaining liability at December 31, 2018
Employee severance, benefits and related costs	$1,064	$(1,050)	$—	$14	$(14)	$—
Contract terminations	526	—	—	526	(526)	—
Asset impairments	1,028	—	(1,028)	—	—	—
Total	$2,618	$(1,050)	$(1,028)	$540	$(540)	$—

13. Quarterly financial information (unaudited, in thousands, except per share data)

	Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses	$10,384	9,788	10,460	$8,886
Net income (loss)	(15,890)	(4,438)	(7,833)	350
Net loss per share - basic and diluted	$(0.22)	$(0.05)	$(0.09)	$0.00
Weighted-average number of common shares used in computing net loss per share - basic and diluted	71,238	85,538	86,626	86,771

	Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Operating expenses	$13,376	14,998	16,496	$10,385
Net loss	(13,735)	(15,375)	(16,868)	(10,732)
Net loss per share - basic and diluted	$(0.48)	$(0.54)	$(0.59)	$(0.37)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	28,496	28,541	28,666	28,705

14. Subsequent event

In February 2019, the Company entered into a private placement with certain existing and new investors providing for the purchase of up to approximately $39.2 million of the Company's common stock and warrants to purchase shares of the Company's common stock, in two closings. In the first closing, the Company sold 25.6 million shares of common stock and 4.25 million pre-funded warrants to purchase common stock, along with accompanying warrants to purchase 0.25 shares of common stock for each share of common stock or pre-funded warrant purchased, for net proceeds to the Company of approximately $14.2 million, after deducting approximately $0.8 million in placement agent fees, excluding offering costs. The first closing of the private placement occurred on February 14, 2019, while the second closing is contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, expected in late second quarter or early third quarter of 2019. Contingent on satisfactory top-line immunogenicity results from the ongoing Phase 1/2a clinical trial for GEN-009, Genocea will have the option to conduct a second closing and sell up to an additional $24.2 million of shares of common stock to the investors who participated in the first closing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark

William Clark
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director
William Clark	(Principal Executive Officer)	February 28, 2019

/s/ Michael Alfieri	Vice President, Finance
Michael Alfieri	(Principal Financial Officer and Principal Accounting Officer)	February 28, 2019

/s/ Kenneth Bate
Kenneth Bate	Director	February 28, 2019

/s/ Ali Behbahani
Ali Behbahani	Director	February 28, 2019

/s/ Katrine Bosley
Katrine Bosley	Director	February 28, 2019

/s/ Ronald Cooper
Ronald Cooper	Director	February 28, 2019

/s/ Michael Higgins
Michael Higgins	Director	February 28, 2019

/s/ Howard Mayer
Howard Mayer, M.D.	Director	February 28, 2019

/s/ George Siber
George Siber, M.D.	Director	February 28, 2019

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

3.3	Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.2
Fourth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.3
Warrant Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

4.4
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289 filed on January 19, 2018)

4.5
Form of Class A Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 8-K, File No. 001-36289, filed on February 16, 2018)

4.6
Warrant Agreement between the Company and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

4.7
Form of Pre-Funded Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, File No. 001-36289, filed on February 12, 2019)

4.8*	Form of Class B Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc.

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

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

10.11†
Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.12†	Genocea Biosciences, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.13†
Form of Nonstatutory Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.14†
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

10.19†
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

10.21
Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

Exhibit Number	Exhibit

10.22
Equity Rights Letter Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.23†
Fifth Amendment to the Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated June 15, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

10.24
Amendment No. 1 to Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated December 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K File No. 001-36289, filed on December 18, 2015)

10.25
Sublease Agreement between the Company and the Smithsonian Institution, dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

10.26
First Amendment to Lease, dated May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q, filed on August 5, 2016, File No. 001-36289)

10.27†
Sixth Amendment to the Consulting Agreement between Genocea Biosciences, Inc. and George Siber, dated June 13, 2017 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 16, 2018)

10.28*	Amendment No. 2 to the Loan and Security Agreement between the Company and Hercules Technology Growth Capital, Inc., dated January 19, 2018

10.29+
License and Supply Agreement, between the Company and Oncovir, Inc., dated January 26, 2018 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 16, 2018).

10.30+
Amended and Restated Loan and Security Agreement between the Company, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 001-36289, filed on August 3, 2018)

10.31
Amendment to Equity Rights Letter Agreement between the Company, Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.), dated April 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K, filed on February 17, 2016, File No. 001.36289)

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Principal Financial Officer

32.1**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2**	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Principal Financial Officer

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

Exhibit Number	Exhibit

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase
_________________________

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensatory plan.

+
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the Securities and Exchange Commission.