Form 10-Q
period 2019-06-30
GENOCEA BIOSCIENCES, INC.
filed 2019-07-25
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-36289
 _______________________________________________________
Genocea Biosciences, Inc.
(Exact Name of Registrant as Specified in Its Charter)
_______________________________________________________

Delaware	51-0596811
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Acorn Park Drive
Cambridge, Massachusetts	02140
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (617) 876-8191
_______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	GNCA	NASDAQ Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 23, 2019, there were 26,149,689 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•
our estimates regarding the timing and amount of funds we require to conduct clinical trials for GEN-009, to continue preclinical studies and file an investigational new drug (“IND”) for GEN-011, to continue preclinical studies for our other product candidates and to continue our investments in immuno-oncology;

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our intellectual property position;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates; and

•	our commercialization, marketing and manufacturing capabilities and strategy.

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$58,670	$26,361
Prepaid expenses and other current assets	1,062	696
Total current assets	59,732	27,057
Property and equipment, net	2,813	2,582
Operating lease right-of-use asset	6,840	—
Restricted cash	316	316
Other non-current assets	1,061	1,160
Total assets	$70,762	$31,115

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,247	$1,659
Accrued expenses and other current liabilities	5,050	3,816
Operating lease liabilities	1,045	—
Current portion of long-term debt	2,673	5,257
Total current liabilities	10,015	10,732
Non-current liabilities:
Warrant liability	5,389	3,472
Long-term debt, net of current portion and discount	11,059	9,565
Operating lease liabilities, net of current portion	5,861	—
Other non-current liabilities	—	11
Total liabilities	32,324	23,780
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	701	701
Common stock	26	11
Additional paid-in capital	351,777	298,627
Accumulated deficit	(314,066)	(292,004)
Total stockholders’ equity	38,438	7,335
Total liabilities and stockholders’ equity	$70,762	$31,115

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,849	$5,316	$13,309	$12,591
General and administrative	3,217	4,472	6,234	7,581
Total operating expenses	10,066	9,788	19,543	20,172
Loss from operations	(10,066)	(9,788)	(19,543)	(20,172)
Other income (expense):
Change in fair value of warrants	3,870	5,498	(1,917)	199
Interest expense, net	(299)	(241)	(601)	(442)
Other income (expense)	—	93	(1)	87
Total other income (expense)	3,571	5,350	(2,519)	(156)
Net loss	$(6,495)	$(4,438)	$(22,062)	$(20,328)

Comprehensive loss	$(6,495)	$(4,438)	$(22,062)	$(20,328)
Net loss per share - basic and diluted	$(0.42)	$(0.42)	$(1.57)	$(2.07)
Weighted-average number of common shares used in computing net loss per share	15,344	10,693	14,035	9,804

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)
(in thousands)

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Shares
	Shares	Amount
Balance at December 31, 2018	10,847	$11	$701	$298,627	$(292,004)	$7,335
Issuance of common stock, net	3,200	3	—	14,023	—	14,026
Exercise of stock options	3	—	—	12	—	12
Stock-based compensation expense	—	—	—	429	—	429
Net loss	—	—	—	—	(15,567)	(15,567)
Balance at March 31, 2019	14,050	$14	$701	$313,091	$(307,571)	$6,235
Issuance of common stock, net	12,074	12	—	38,155	—	38,167
Issuance of common stock; ESPP purchase	24	—	—	48	—	48
Exercise of stock options	2	—	—	9	—	9
Stock-based compensation expense	—	—	—	474	—	474
Net loss	—	—	—		(6,495)	(6,495)
Balance at June 30, 2019	26,150	$26	$701	$351,777	$(314,066)	$38,438

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Shares
	Shares	Amount
Balance at December 31, 2017	3,592	$3	$—	$258,140	$(264,193)	$(6,050)
Issuance of common stock, net	6,790	7	701	35,156	—	35,864
Stock-based compensation expense	—	—	—	644	—	644
Net loss	—	—	—	—	(15,890)	(15,890)
Balance at March 31, 2018	10,382	$10	$701	$293,940	$(280,083)	$14,568
Issuance of common stock, net	440	1	—	2,921	—	2,922
Issuance of common stock; ESPP purchase	6	—	—	31	—	31
Issuance of Warrants on Debt Modification	—	—	—	190	—	190
Stock-based compensation	—	—	—	592	—	592
Net loss	—	—	—	—	(4,438)	(4,438)
Balance at June 30, 2018	10,828	$11	$701	$297,674	$(284,521)	$13,865

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(22,062)	$(20,328)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	550	543
Stock-based compensation	902	1,236
Allocation of proceeds to transaction expenses	—	2,115
Change in fair value of warrant liability	1,917	(2,315)
Gain on sale of equipment	(19)	(50)
Write-off of deferred financing fees	—	355
Non-cash interest expense	41	291
Changes in operating assets and liabilities	729	(5,222)
Net cash used in operating activities	(17,942)	(23,375)
Investing activities
Purchases of property and equipment	(654)	(174)
Proceeds from sale of equipment	19	72
Net cash used in investing activities	(635)	(102)
Financing activities
Proceeds from equity offerings, net	—	2,920
Proceeds from issuance of common stock, net	52,194	52,538
Payment of deferred financing costs	—	(127)
Proceeds from long-term debt	—	592
Repayment of long-term debt	(1,377)	(535)
Proceeds from exercise of stock options	21	—
Proceeds from the issuance of common stock under ESPP	48	31
Net cash provided by financing activities	50,886	55,419
Net increase in cash and cash equivalents	$32,309	$31,942
Cash, cash equivalents and restricted cash at beginning of period	26,677	12,589
Cash, cash equivalents and restricted cash at end of period	$58,986	$44,531
Supplemental cash flow information
Cash paid for interest	$577	$508
Property and equipment included in accounts payable and accrued expenses	$127	$—
Reclassification of warrants to additional paid-in capital	$—	$190

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer immunotherapies using its ATLASTM proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or "antigen" in that patient's tumor. Genocea believes that this approach optimizes antigen selection for cancer vaccines and cellular therapies, because it identifies antigens to which a patient’s T cells already mount anti-tumor responses. The Company believes that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

The Company’s most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which it is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. The Company is also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program, as well as GEN-010, a follow-on neoantigen vaccine program.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks similar to those of other early clinical stage companies, including dependence on key individuals, competition from other companies, the need and related uncertainty associated to the development of commercially viable products, and the need to obtain adequate additional financing to fund the development of its product candidates. The Company is also subject to a number of risks similar to other companies in the life sciences industry, including the uncertainty of success of its preclinical and clinical trials, dependence on third parties, the need to obtain additional financing, dependence on key individuals, regulatory approval of products, uncertainty of market acceptance of products, competition from companies with greater financial, technological and other resources, compliance with government regulations, protection of proprietary technology, and product liability. The Company has historical losses from operations and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates.

Effective May 22, 2019, the Company effected a reverse stock split of its issued and outstanding common stock, par value $0.001, at a ratio of one-for-eight, and decreased the number of authorized shares of common stock from 250,000,000 shares to 85,000,000 shares. The share and per share information presented in these financial statements and related notes have been retroactively adjusted to reflect the one-for-eight reverse stock split.

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

As reflected in the condensed consolidated financial statements, the Company had available cash and cash equivalents of $58.7 million at June 30, 2019. The Company believes that its cash, cash equivalents and investments will fund its operations into the first quarter of 2021.
The Company plans to continue to fund its operations through public or private equity offerings, strategic transactions, proceeds from sales of its common stock under its at-the-market equity offering program, or by other means. However, adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise capital when needed, or on attractive terms, it may be forced to implement cost reduction strategies, including ceasing development of GEN-009, GEN-011, and other corporate programs and activities.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in our Quarterly Reports on Form 10-Q. The December 31, 2018 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the six months ended June 30, 2019, as compared to the those identified in the 2018 Form 10-K, except for the Company's adoption of ASC Topic 842, Leases on January 1, 2019. The following is the Company's new accounting policy for leases.

Leases

At the inception of the contract, the Company determines if an arrangement is a lease and has a lease term greater than 12 months. Leases that are concluded to be operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Leases that are concluded to be finance leases are included in property and equipment and other current liabilities in the consolidated balance sheets.

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

The Company adopted ASC 842 effective January 1, 2019.

The adoption of ASC 842 resulted in the Company recognizing ROU assets and related operating lease liabilities of $1.7 million and $1.8 million, respectively, in our condensed consolidated balance sheet as of January 1, 2019.

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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities.

The new guidance will be effective for the Company beginning in the first quarter of 2020, with early adoption permitted.

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

The fair value of the Company’s warrant liability is determined using a Monte Carlo simulation. See Note 7. Warrants. The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates and include probabilities of settlement scenarios, future changes in the Company’s stock price, risk-free interest rates, volatility and probability of the Company being acquired. The estimates are based, in part, on subjective assumptions and could differ materially in the future. The Company’s warrant liability has been classified as Level 3.

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Assets:
Cash equivalents	$19,802	$19,802	$—	$—
Total assets	$19,802	$19,802	$—	$—

Liabilities:
Warrant liability	$5,389	$—	$—	$5,389
Total liabilities	$5,389	$—	$—	$5,389

December 31, 2018
Assets:
Cash equivalents	$24,651	$24,651	$—	$—
Total assets	$24,651	$24,651	$—	$—

Liabilities:
Warrant liability	$3,472	$—	$—	$3,472
Total liabilities	$3,472	$—	$—	$3,472

The following table reflects the change in the Company’s Level 3 warrant liability from December 31, 2018 through June 30, 2019:

Warrant Liability
Balance at December 31, 2018	$3,472
Change in fair value	1,917
Balance at June 30, 2019	$5,389

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Research and development	$1,462	$759
Payroll and employee-related	1,491	2,147
Other current liabilities	2,097	910
Total	$5,050	$3,816

5.  Long-term debt

In Q2 2018, the Company entered into an amended and restated loan and security agreement (the “2018 Term Loan”) with Hercules Capital, Inc. (“Hercules”), which provided a $14.0 million term loan. The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 7.75% or (ii) the sum of 2.75% plus the prime rate. The 2018 Loan Agreement provided for interest-only payments until June 1, 2019. Since the Company met certain performance milestones, interest-only payments have been extended until June 1, 2020. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. The Company is obligated to pay an additional end of term charge of 6.7%.

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property. Hercules has a perfected first-priority security interest in certain cash, cash equivalents and investment accounts. The 2018 Term Loan contains non-financial covenants, representations and a (“Material Adverse Effect”) provision. There are no financial covenants. A Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of June 30, 2019, the Company was in compliance with all covenants of the 2018 Term Loan. The 2018 Term Loan is automatically redeemable upon a change in control. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at June 30, 2019.

In connection with a previously issued term loan in 2014 and the 2018 Term Loan, the Company issued common stock warrants to Hercules (the “First Warrant and Second Warrant”, respectively). See Note 7. Warrants.

As of June 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $13.7 million and $14.8 million, respectively. Interest expense was $0.4 million for each of the three months ended June 30, 2019 and 2018 and $0.9 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, the 2018 Term Loan bears an effective interest rate of 11.4%.

Future principal payments, including the End of Term Charges, are as follows (in thousands):

June 30, 2019
2019	$542
2020	7,399
2021	6,462
Total	$14,403

The Company's balance sheet classification has been updated to reflect the extension of interest only payments.

6. Stockholders' equity

As of June 30, 2019, the Company has authorized 85,000,000 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock at $0.001 par value per share. As of June 30, 2019, 26,149,689 shares of common stock and 1,635 shares of preferred stock were issued and outstanding. As of December 31, 2018, 10,846,397 shares of common stock were issued and outstanding and 1,635 shares of preferred stock were issued and outstanding.

2019 Public Offering

On June 21, 2019, the Company entered into an underwriting agreement relating to the underwritten public offering of 10,500,000 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $3.50 per share, for gross proceeds of approximately $36.8 million (the “2019 Public Offering”).

Under the terms of the underwriting agreement for the 2019 Public Offering, the Company also granted the underwriters an option to purchase up to an additional 1,575,000 shares of common stock (“Overallotment Option”). On June 26, 2019, the underwriters exercised this option in full. The Company received approximately $5.5 million in gross proceeds from the underwriter’s exercise of the Overallotment Option.

In connection with the 2019 Public Offering, inclusive of the Overallotment Option, the Company incurred approximately $3.9 million of offering-related expenses, resulting in total net proceeds of $38.4 million.

Private Placement

In February 2019, the Company completed a private placement financing transaction (the “Private Placement”). The Company issued 3,199,998 shares (the “Shares”) of common stock, prefunded warrants (the “Pre-Funded Warrants”) to purchase 531,250 shares of common stock (the “Pre-Funded Warrant Shares”), and warrants (the “Private Placement Warrants”) to purchase up to 932,812 shares of common stock (the “Warrant Shares”). The Shares, Pre-Funded Warrants and Private Placement Warrants (collectively, the “Units”) were sold at a purchase price of $4.02 per Unit. The Company received net cash proceeds of approximately $13.8 million for the purchase of the Shares, Pre-Funded Warrant Shares and Warrant Shares. See Note 7. Warrants.

The Company had the option to issue additional shares of common stock in a second closing (the “Second Closing”) for gross proceeds of up to $24.2 million. The occurrence of the Second Closing was conditioned on top-line results from Part A of our Phase 1/2a clinical trial for GEN-009 and a decision by our board of directors to proceed with the Second Closing. In June 2019, the Company announced top-line results from this trial but elected not to proceed with the Second Closing. In lieu of the Second Closing the Company proceeded with the 2019 Public Offering.

2018 Public Offering

In January 2018, the Company entered into two underwriting agreements, the first relating to the underwritten public offering of 6,670,625 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 3,335,313 shares of common stock (“2018 Public Offering Warrants”), at a combined price of $8.00 per share, for gross proceeds of approximately $53.4 million (the “2018 Common Stock Offering”) and the second relating to the underwritten public offering of 1,635 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share, which are convertible into 204,375 shares of common stock, and accompanying warrants to purchase up to 102,188 shares of common stock for gross proceeds of approximately $1.6 million (the “Preferred Stock Offering,” and together with the 2018 Common Stock Offering, the “January 2018 Financing”). The Company also granted the underwriters an Overallotment Option ("Overallotment Option") to purchase up to an additional 1,000,594 shares of common stock and/or additional warrants to purchase up to 500,297 shares of common stock. The underwriters exercised their Overallotment Option and acquired additional warrants to purchase up to 299,475 shares of common stock.

Preferred Stock

Each share of preferred stock is convertible at any time at the option of the holder, provided that the holder will be prohibited from converting the preferred stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. Each share of preferred stock is convertible into 125 shares of common stock, subject to certain adjustments upon stock dividends and stock splits.

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

The Company determined that the preferred stock should be equity classified in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) for the periods ended June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2018, the Company recorded $0.3 million in additional paid-in capital as a result of the preferred stock’s beneficial conversion feature.

Issuance Costs

In connection with the January 2018 Financing, the Company incurred approximately $4.0 million of issuance costs. The Company allocated approximately $2.6 million of the issuance costs to the common and preferred stock, and recorded these amounts within additional paid-in capital, and approximately $1.4 million of the issuance costs to the 2018 Public Offering Warrants. As the 2018 Public Offering Warrants were classified as liabilities, the Company immediately expensed the issuance costs allocated to the 2018 Public Offering Warrants in the three months ended March 31, 2018.

Warrants

See Note 7. Warrants.

Hercules

In connection with the 2018 Loan Agreement with Hercules, see Note 5. Long-term debt, the Company also entered into an amendment to the November 2014 equity rights letter agreement (the “Amended Equity Rights Letter Agreement”). Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate, and (2) the later of (a) the repayment of all indebtedness under the Loan Agreement, or (b) the expiration or termination of the exercise period for the Second Warrant. See Note 7. Warrants.

At-the-market equity offering program

In 2015, the Company entered into an agreement, as amended, with Cowen and Company, LLC to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $50 million of its common stock at prevailing market prices from time to time. Through June 30, 2019, the Company has sold an aggregate of approximately 0.5 million shares under the ATM and received approximately $4.0 million in net proceeds after deducting commissions.

7. Warrants

As of June 30, 2019, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding:

	Shares	Exercise price	Expiration date	Classification
First Warrant	9,216	$65.92	Q4 2019	Equity
Second Warrant	41,177	$6.80	Q2 2023	Equity
2018 Public Offering Warrants	3,616,944	$9.60	Q1 2023	Liability
Private Placement Warrants	932,812	$4.52	Q1 2024	Equity
Pre-Funded Warrants	531,250	$0.08	Q1 2039	Equity
	5,131,399

First and Second Warrant

The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Company determined that the First and Second Warrant should be equity classified in accordance with ASC 480 for all periods presented.

2018 Public Offering Warrants

The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the 2018 Public Offering Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the 2018 Public Offering Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the 2018 Public Offering Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the 2018 Public Offering Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

The Company determined that the 2018 Public Offering Warrants should be liability classified in accordance with ASC 480. As the 2018 Public Offering Warrants are liability-classified, the Company remeasures the fair value of the Warrants at each reporting date. The Company initially recorded the 2018 Public Offering Warrants at their estimated fair value of approximately $18.2 million. In connection with the Company's remeasurement of the 2018 Public Offering Warrants to fair value, the Company recorded income of approximately $3.9 million and $5.5 million for the three months ended June 30, 2019 and 2018, respectively, and expense of $1.9 million and $2.3 million of income for the six months ended June 30, 2019 and June 30, 2018, respectively. The fair value of the warrant liability is approximately $5.4 million and $3.5 million as of June 30, 2019 and December 31, 2018, respectively. See Note 3. Fair Value Measurements.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrant Liability as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Stock price	$3.92	$2.32
Volatility	121.5%	111.3%
Remaining term (years)	3.6	4.1
Expected dividend yield	—	—
Risk-free rate	1.7%	2.4%-2.5%
Range of annual acquisition event probability	15.0%-30.0%	0.0%-30.0%

Private Placement and Prefunded Warrants

The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting our common stock. The Company determined that the Private Placement Warrants and the Pre-Funded Warrants should be equity classified in accordance with ASC 480 for the period ended June 30, 2019. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

8. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options and restricted stock awards granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$170	$159	$352	$300
General and administrative	304	433	551	936
Total	$474	$592	$903	$1,236

Stock options

The following table summarizes stock option activity for employees and non-employees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	893	$18.79		$—
Granted	501	$4.66
Exercised	(5)	$4.32
Cancelled	(104)	$25.24
Outstanding at June 30, 2019	1,285	$12.81	8.32	$1,435
Exercisable at June 30, 2019	402	$25.57	6.38	$—

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements, and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and six months ended June 30, 2019, and did not recognize stock-based compensation expense for this period. As of June 30, 2019, there were 7,042 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

Employee stock purchase plan

On February 10, 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2014 ESPP, as amended, authorizes the issuance of up to 337,597 shares of common stock to participating eligible employees. The 2014 ESPP provides for six-month option periods commencing on January 1 and ending June 30, and commencing July 1 and ending December 31 of each calendar year. The stock-based compensation expense related to the 2014 ESPP was insignificant for the three and six months ended June 30, 2019 and 2018, respectively.

9. Commitments and contingencies

Lease commitments

In May 2019, the Company entered into a lease extension for office and laboratory space through February 2025. The Company also has a lease for additional office space through February 2020. The right to use asset and lease liability were calculated using an incremental borrowing rate of 8.25% and 10%, respectively. For the three months ended June 30, 2019 and 2018 rent expense was $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2019 and 2018 rent expense was $0.7 million and $0.8 million, respectively.

In March 2019, the Company entered into a sublease agreement for a portion of the office space lease through February 2020. Since the Company retained its obligations under the sublease, it did not adjust the lease liability, however the sublease is being reflected as a reduction of lease expense.

Maturities of lease liabilities are as follows (in thousands):

June 30, 2019
2019	$821
2020	1,477
2021	1,474
2022	1,510
2023 and thereafter	3,401
Total lease payments	8,683
Less imputed interest	(1,777)
Total	$6,906

At June 30, 2019 and December 31, 2018, the Company has an outstanding letter of credit of $0.3 million with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires on February 28, 2025.

Litigation

Pending Litigation:

Emerson v. Genocea Biosciences et al., U.S. District Court (Mass.), Civil Action No. 17-cv-12137-PBS (the “Emerson Action”).  In 2017, three purported shareholders filed placeholder complaints against Genocea and certain of its officers alleging violations of the federal securities laws in connection with the Company’s disclosures related to GEN-003, a Phase 3-ready investigational immunotherapy for the treatment of genital herpes infections. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff in the consolidated proposed class action, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton LLP as lead counsel. The lead plaintiff filed an amended complaint on March 29, 2018. Defendants filed a motion to dismiss on May 14, 2018. The lead plaintiff filed an opposition to defendants’ motion to dismiss on June 28, 2018, as well as a motion to strike certain documents attached to defendants’ motion to dismiss, on June 29, 2018. Defendants filed a reply in further support of the dismissal motion, and an opposition to plaintiffs’ motion to strike, on July 30, 2018. The court held oral argument on the motion to dismiss and motion to strike on September 25, 2018. On December 6, 2018, the court granted defendants’ motion to dismiss and, because the court’s decision did not consider the documents plaintiffs sought to strike, did not rule on plaintiffs’ motion to strike. On January 7, 2019, plaintiffs filed a notice of appeal in the District of Massachusetts to appeal the court’s order granting defendants’ motion to dismiss. The appeal, captioned Yuksel v. Genocea Biosciences, Inc., et al., U.S. Court of Appeal for the First Circuit, Case No. 19-1036, was docketed in the First Circuit on January 15, 2019. By order dated January 29, 2019, the First Circuit set a deadline of March 11, 2019 for plaintiffs’ opening brief. Shortly thereafter, however, plaintiffs made a settlement offer to defendants, and the parties subsequently entered into a settlement agreement and general release on April 22, 2019. In connection with the settlement agreement, the parties fully and finally resolved the Emerson Action, including the entry of a general release, and plaintiffs agreed to request a voluntary dismissal of the appeal with prejudice pursuant to Federal Rule of Appellate Procedure 42(b). On May 9, 2019, plaintiffs filed the voluntarily dismissal motion. The Court dismissed the Emerson Action on May 23, 2019.

Kahr v. William Clark et al., U.S. District Court (Del.), Civil Action No. 18-cv-00186-MN. On January 31, 2018, Barry Kahr, a purported Genocea shareholder, filed a putative shareholder derivative complaint against certain of the Company’s officers and directors (including certain former officers and directors), naming the Company as the nominal defendant. The complaint alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On May 1, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the action until, inter alia, the entry of an order granting or denying any motion to dismiss the Emerson Action. On May 9, 2018, the court entered the joint stipulation agreeing to stay the action.

On August 10, 2018, the parties, along with the plaintiff from the Howard action, detailed below, filed a joint stipulation and proposed order agreeing to, inter alia, consolidate the Kahr and Howard actions into an action captioned In re Genocea Biosciences, Inc. Derivative Litigation, U.S. District Court (Del.), Civil Action No. 18-cv-00186-MN (the “Genocea Consolidated Derivative Action”). The joint stipulation also proposed to stay the consolidated action pursuant to the same terms as the stay order entered in Kahr, and allow the Rosen Law Firm, P.A. and Gainey McKenna & Egleston to serve as co-lead counsel for plaintiffs in the consolidated action. On August 24, 2018, the court entered the joint stipulation agreeing to consolidate the Kahr and Howard actions, and stay the Genocea Consolidated Derivative Action. On February 4, 2019, the parties filed a joint stipulation and proposed order agreeing to extend the stay order until, inter alia, the resolution of the First Circuit appeal in the Emerson Action. On February 5, 2019, the court entered the joint stipulation agreeing to extend the stay. However, following the dismissal of the Emerson action, the plaintiff from the Kahr action, along with the plaintiff from the Howard action, detailed below, voluntarily dismissed the Genocea Consolidated Derivative Action on July 1, 2019. The court closed the Kahr action on July 1, 2019.

Howard v. William Clark et al., U.S. District Court (Del.), Civil Action No. 18-cv-00912-MN. On June 20, 2018, Julie Howard, a purported Genocea shareholder, filed a putative shareholder derivative complaint against certain of the Company’s officers and directors (including one former officer), naming the Company as the nominal defendant. The complaint alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. As detailed above, the Howard action was consolidated with the Kahr action into the Genocea Consolidated Derivative Action, which the court stayed until, inter alia, the resolution of the First Circuit appeal in the Emerson Action. Following the dismissal of the Emerson action, however, the plaintiff from the Kahr action voluntarily dismissed the Genocea Consolidated Derivative Action on July 1, 2019. The court closed the Howard action on July 1, 2019.

10. Net loss per share

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three and six-month periods ended June 30, 2019 and 2018, respectively, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Six Months Ended June 30,
	2019	2018
Stock options	1,285	713
Warrants	4,600	3,668
ESPP	265	—
Total	6,150	4,381

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer immunotherapies using the ATLAS™ proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” in that patient's tumor. We believe that this approach optimizes antigen selection for cancer vaccines and cellular therapies, because it identifies antigens to which a patient’s T cells already mount anti-tumor responses. We believe that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

Our most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program, as well as GEN-010, a follow-on neoantigen vaccine program.

ATLAS Platform

Harnessing and directing the T cell arm of the immune system to kill tumor cells is increasingly viewed as having potential in the treatment of many cancers. This approach has shown efficacy in hematologic malignancies and, more recently, certain solid tumors. Vaccines or cellular therapies employing this approach must target specific differences from normal tissue present in a tumor, such as genetic mutations. However, the discovery of optimal antigens for such immunotherapies has been particularly challenging for two reasons. First, the genetic diversity of human T cell responses means that effective antigens vary from person to person. Second, the number of candidate antigens can be very large, with up to thousands of candidates per patient in some cancers. An effective antigen selection system must therefore account for each patient's tumor and T cell repertoire.

The ATLAS platform is designed to do just this. We believe that ATLAS represents the most comprehensive, accurate, and high-throughput system for antigen discovery in the biopharmaceutical industry. ATLAS employs components of the T cell arm of the human immune system from each patient that it profiles in a laboratory setting. Using ATLAS, we measure that patient's T cell responses to a comprehensive set of candidate neoantigens, tumor-associated antigens or tumor-associated viral antigens for any individual’s cancer, allowing us to select those targets associated with the anti-tumor T cell responses that may kill that individual's cancer.

The T cell responses we have seen appear to challenge previous assumptions in the field - specifically, that all neoantigens are either “good ,” meaning targets of effective anti-tumor responses, or irrelevant. Using ATLAS, we have profiled approximately 200 cancer patients' CD4+ and CD8+ T cell responses to their tumors. At the meeting of the Society for Immunotherapy of Cancer in November 2018, we presented data from preclinical research in which ATLAS-identified inhibitory neoantigens promoted tumor progression, reinforcing the importance of accounting for each patient's pre-existing immune responses in antigen selection, and suggesting the high stakes for choosing the right antigens. We are not aware of another platform that is capable of employing this comprehensive neoantigen profiling.

The ATLAS portfolio comprises three patent families. The first two families comprise issued U.S. patents, with patent terms until at least 2031 and 2030 respectively, as well as issued foreign patents and pending U.S. and foreign applications. The third is directed to ATLAS-based methods for cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family currently comprises a pending PCT application and a pending U.S. application. Patents issuing from these applications are expected to have a patent term until at least March 2038.

Our Immuno-Oncology Programs

Our cancer immunotherapies consist of vaccines that are designed to educate T cells to recognize and attack specific targets, as well as cellular therapies intended to introduce T cells that have been educated to attack these targets, thereby killing cancer cells. We are developing personalized cancer vaccines using our proprietary ATLAS platform to identify patient-specific neoantigens that are associated with that individual's pre-existing immune responses to a tumor.

Data published in recent years indicate that an individual’s response to neoantigens drives the efficacy of immune checkpoint inhibitor, or ICI, therapy and that it is possible to vaccinate an individual against his or her own neoantigens. We believe that neoantigen vaccines could be used in combination with existing treatment approaches for cancer, including ICI therapy, to potentially direct and enhance an individual’s T cell response to his or her cancer, thereby potentially effecting better clinical outcomes. Data also support the potential of isolating and expanding T cell populations targeting specific neoantigens for therapeutic benefit.

Our lead immuno-oncology program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate. Using ATLAS to identify specific neoantigens, we then manufacture a personalized vaccine for each patient using only those neoantigens determined by ATLAS to be stimulatory to that patient's immune system.

The following table describes our active immuno-oncology programs in development:

Vaccine Candidate	Program	Stage of Development	Next Milestones	Anticipated Timeline
GEN-009	Neoantigen cancer vaccine	Phase 1/2a	Additional monotherapy results from Part A of clinical trial Preliminary results from Part B of clinical trial	Fourth quarter of 2019 Mid-2020
GEN-011	Neoantigen adoptive T cell therapy	Preclinical	IND filing Preliminary results of clinical trial	First half of 2020 Second half of 2020
GEN-010	Neoantigen cancer vaccine	Preclinical	Next-generation delivery technology	Ongoing

We are currently conducting a Phase 1/2a clinical trial for GEN-009 across a range of solid tumor types:

•	Part A of the trial is assessing the safety and immunogenicity of GEN-009 as monotherapy in certain cancer patients with no evidence of disease; and

•
Part B of the trial, which we have recently initiated, is designed to assess the safety, immunogenicity, and preliminary antitumor activity of GEN-009 in combination with ICI therapy in patients with advanced or metastatic tumors.

At the Annual Meeting of the American Society of Clinical Oncology in June 2019, we presented the first peer-reviewed data from Part A of the ongoing clinical trial. In the data from the first five evaluable patients:

•	100% of patients had measurable CD4+ and CD8+ T cell responses to their GEN-009 vaccine;

•	Responses were detected for 91% of the administered vaccine neoantigens (N=5);

•	GEN-009 elicited CD8+ T cell responses ex vivo, which is a measure of effector function, for 47% of vaccine neoantigens (N=5);

•
GEN-009 elicited broad immune responses using an in vitro stimulation assay, which is a measure of central memory, with 86% of neoantigens eliciting a CD4+ response (N=5) and 33% of neoantigens eliciting a CD8+ response (N=2); and

•	GEN-009 was well tolerated, with no dose-limiting toxicities observed.

We currently anticipate reporting the first GEN-009 results from Part B of the trial in mid-2020. As with any open label study, we may slow or pause accrual for Part B to evaluate a smaller set of patients in an effort to assure that a preliminary clinical signal is seen.

In addition to GEN-009, we also are advancing preclinical work on GEN-011, an adoptive T cell therapy to neoantigens identified by ATLAS, for which we expect to file an IND with the U.S. Food and Drug Administration in the first half of 2020, with preliminary clinical results anticipated in the second half of 2020.

We also continue to explore GEN-010, our vaccine candidate employing next-generation antigen delivery technology, which we may advance to provide an opportunity for better immunogenicity and/or efficiency of production.

In addition, we are using ATLAS to pursue discovery of novel candidate antigens for non-personalized cancer immunotherapies. Such programs could target shared neoantigens, non-mutated, shared tumor-associated antigens, and cancers of viral origin such as cancers driven by Epstein-Barr Virus infection.

Financing and business operations

We commenced business operations in August 2006. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of June 30, 2019, we had received an aggregate of $396.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2019, our cash and cash equivalents were $58.7 million.

Since inception, we have incurred significant operating losses. Our net losses were $22.1 million for the six months ended June 30, 2019, and our accumulated deficit was $314.1 million as of June 30, 2019. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

In June 2019, we completed an underwritten public offering in which we sold 10.5 million shares of our common stock at a price of $3.50 per share, for gross proceeds of approximately $36.8 million. This underwritten public offering also included an overallotment option for the underwriters for 1.6 million shares, which they exercised in full on June 26, 2019. This generated additional gross proceeds of $5.5 million. The Company incurred approximately $3.9 million of offering-related expenses, resulting in total net proceeds of $38.4 million.

In February 2019, we completed a private placement financing transaction in which we issued Shares, Pre-funded Warrant Shares and Warrants for net cash proceeds of approximately $13.8 million.

Costs related to clinical trials can be unpredictable and there can be no guarantee that our current balances of cash and cash equivalents combined with proceeds received from other sources, will be sufficient to fund our trials or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for, or commercially launch GEN-009, GEN-011 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, debt financings, collaboration and licensing arrangements, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, which could result in a decision to pause or delay development or advancement of clinical trials for one or more of our product candidates. Similarly, we may decide to pause or delay development or advancement of clinical trials for one or more of our product candidates if we believe that such development or advancement is imprudent or impractical.

Financial Overview

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	personnel-related expenses, including salaries, benefits, stock-based compensation expense, and travel;

•
expenses incurred under agreements with contract research organizations, contract manufacturing organizations, consultants, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

The following table identifies research and development expenses for our product candidates as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Discovery and pre-IND	$1,253	$4,452	$2,041	$10,511
Phase 1/2a programs	4,588	—	9,308	—
Other research and development	1,008	864	1,960	2,080
Total research and development	$6,849	$5,316	$13,309	$12,591

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

General and administrative expenses

General and administrative expenses consist principally of salaries and related costs for personnel, including stock-based compensation and travel, in executive and other administrative functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees associated with corporate and intellectual property legal expenses, consulting, and accounting services.

We anticipate that our general and administrative expenses will increase in the future to support the continued research and development of our product candidates and to operate as a public company. Additionally, if and when we believe regulatory approval of our first product candidate appears likely, we anticipate that we will increase costs in preparation for commercial operations.

Other income (expense)

Other income (expense) consists of the change in warranty liability, interest expense, net of interest income, and other expense for miscellaneous items, such as transaction expenses.

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

There were no changes to our critical accounting policies during the six months ended June 30, 2019, as compared to the those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2019.

Results of Operations

Comparison of the three months ended June 30, 2019 and June 30, 2018

	Three Months Ended June 30,		Increase
(in thousands)	2019	2018	(Decrease)
Operating expenses:
Research and development	$6,849	$5,316	$1,533
General and administrative	3,217	4,472	(1,255)
Total operating expenses	10,066	9,788	278
Loss from operations	(10,066)	(9,788)	278
Other income (expense):
Change in fair value of warrants	3,870	5,498	1,628
Interest expense, net	(299)	(241)	58
Other income (expense)	—	93	93
Total other income	3,571	5,350	1,779
Net loss	$(6,495)	$(4,438)	$2,057

Research and development expenses

Research and development expenses increased $1.5 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily due to increased external manufacturing costs to support GEN-009 clinical trials partially offset by decreased consulting expenses.

General and administrative expenses

General and administrative expenses decreased $1.3 million in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease was primarily due to a reduction in legal expenses partially offset by increased headcount.

Change in fair value of warrants

Change in fair value of warrants reflects non-cash change in fair value of warrants. Certain warrants issued in 2018 were recorded at their fair value on the date of issuance and are remeasured at the end of each reporting period.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, offset by interest earned on our cash equivalents.

Comparison of the six months ended June 30, 2019 and June 30, 2018

	Six Months Ended June 30,		Increase
(in thousands)	2019	2018	(Decrease)
Operating expenses:
Research and development	$13,309	$12,591	$718
General and administrative	6,234	7,581	(1,347)
Total operating expenses	19,543	20,172	(629)
Loss from operations	(19,543)	(20,172)	(629)
Other income (expense):
Change in fair value of warrants	(1,917)	199	(2,116)
Interest expense, net	(601)	(442)	159
Other income (expense)	(1)	87	(88)
Total other expense	(2,519)	(156)	2,363
Net loss	$(22,062)	$(20,328)	$1,734

Research and development expenses

Research and development expenses increased $0.7 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily due to higher external manufacturing costs to support GEN-009 clinical trials and increased headcount-related costs to support GEN-009 clinical trials, partially offset by decreased consulting expenses.

General and administrative expenses

General and administrative expenses decreased $1.3 million in the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily due to a reduction in legal expenses partially offset by increased headcount.

Change in fair value of warrants

Change in fair value of warrants reflects non-cash change in fair value of warrants. Certain warrants issued in 2018 were recorded at their fair value on the date of issuance and are remeasured as of any warrant exercise date and at the end of each reporting period.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, offset by interest earned on our cash equivalents.

Liquidity and Capital Resources

Overview

Since our inception through June 30, 2019, we have received an aggregate of $396.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At June 30, 2019, our cash and cash equivalents were $58.7 million.

There have been no sales under our ATM during fiscal year 2019.

Operating Capital Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third-party clinical trial research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We expect that our existing cash and cash equivalents, as of June 30, 2019, are sufficient to support our operations into the first quarter of 2021. We had available cash and cash equivalents of $58.7 million at June 30, 2019. In addition, we had a loss from operations of $10.1 million and cash used in operating activities of $17.9 million for the six months ended June 30, 2019.

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

•	the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property related claims;

•	the extent to which we in-license or acquire other products and technologies;

•	the receipt of marketing approval;

•
the costs of commercialization activities for GEN-009 and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;

•	revenue received from commercial sales of our product candidates.

We will need to obtain substantial additional funding in order to complete clinical trials and receive regulatory approval for GEN-009, GEN-011 and our other product candidates. To the extent that we raise additional capital through the sale of our common stock, convertible securities, or other equity securities, the ownership interests of our existing stockholders may be materially diluted and the terms of these securities could include liquidation or other preferences that could adversely affect the rights of our existing stockholders. In addition, debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends, that could adversely affect our ability to conduct our business. If we are unable to raise capital when needed or on attractive terms, we could be forced to significantly delay, scale back, or discontinue the development of GEN-009, GEN-011 or our other product candidates, seek collaborators at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available, and relinquish or license, potentially on unfavorable terms, our rights to GEN-009, GEN-011 or our other product candidates that we otherwise would seek to develop or commercialize ourselves.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(17,942)	$(23,375)
Net cash used in investing activities	(635)	(102)
Net cash provided by financing activities	50,886	55,419
Net increase in cash and cash equivalents	$32,309	$31,942

Operating Activities

Net cash used in operating activities decreased $5.4 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in net cash used was due primarily due to favorable changes in working capital attributable to accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased $0.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in net cash used was primarily due to fixed asset additions.

Financing Activities

Net cash provided by financing activities decreased $4.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. In the six months ended June 30, 2018, the 2018 Public Offering generated net proceeds of $51.7 million and shares of common stock issued pursuant to our ATM facility generated net proceeds of $2.9 million, whereas in the six months ended June 30, 2019, the Private Placement generated net proceeds of $13.8 million and the 2019 Public Offering generated net proceeds of $38.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $58.7 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Since our investments are limited to money market funds, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of June 30, 2019, we had minimal liabilities denominated in foreign currencies.

Item 4.                           Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pending Litigation:

Emerson v. Genocea Biosciences et al., U.S. District Court (Mass.), Civil Action No. 17-cv-12137-PBS (the “Emerson Action”).  In 2017, three purported shareholders filed placeholder complaints against Genocea and certain of its officers alleging violations of the federal securities laws in connection with the Company’s disclosures related to GEN-003, a Phase 3-ready investigational immunotherapy for the treatment of genital herpes infections. On February 12, 2018, the Court appointed the Genocea Investor Group (a group of five purported shareholders) as lead plaintiff in the consolidated proposed class action, and appointed Scott+Scott LLP, Levi & Korsinsky LLP, and Block & Leviton LLP as lead counsel. The lead plaintiff filed an amended complaint on March 29, 2018. Defendants filed a motion to dismiss on May 14, 2018. The lead plaintiff filed an opposition to defendants’ motion to dismiss on June 28, 2018, as well as a motion to strike certain documents attached to defendants’ motion to dismiss, on June 29, 2018. Defendants filed a reply in further support of the dismissal motion, and an opposition to plaintiffs’ motion to strike, on July 30, 2018. The court held oral argument on the motion to dismiss and motion to strike on September 25, 2018. On December 6, 2018, the court granted defendants’ motion to dismiss and, because the court’s decision did not consider the documents plaintiffs sought to strike, did not rule on plaintiffs’ motion to strike. On January 7, 2019, plaintiffs filed a notice of appeal in the District of Massachusetts to appeal the court’s order granting defendants’ motion to dismiss. The appeal, captioned Yuksel v. Genocea Biosciences, Inc., et al., U.S. Court of Appeal for the First Circuit, Case No. 19-1036, was docketed in the First Circuit on January 15, 2019. By order dated January 29, 2019, the First Circuit set a deadline of March 11, 2019 for plaintiffs’ opening brief. Shortly thereafter, however, plaintiffs made a settlement offer to defendants, and the parties subsequently entered into a settlement agreement and general release on April 22, 2019. In connection with the settlement agreement, the parties fully and finally resolved the Emerson Action, including the entry of a general release, and plaintiffs agreed to request a voluntary dismissal of the appeal with prejudice pursuant to Federal Rule of Appellate Procedure 42(b). On May 9, 2019, plaintiffs filed the voluntarily dismissal motion. The Court dismissed the Emerson Action on May 23, 2019.

Kahr v. William Clark et al., U.S. District Court (Del.), Civil Action No. 18-cv-00186-MN. On January 31, 2018, Barry Kahr, a purported Genocea shareholder, filed a putative shareholder derivative complaint against certain of the Company’s officers and directors (including certain former officers and directors), naming the Company as the nominal defendant. The complaint alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. On May 1, 2018, the parties filed a joint stipulation and proposed order agreeing to stay the action until, inter alia, the entry of an order granting or denying any motion to dismiss the Emerson Action. On May 9, 2018, the court entered the joint stipulation agreeing to stay the action.

On August 10, 2018, the parties, along with the plaintiff from the Howard action, detailed below, filed a joint stipulation and proposed order agreeing to, inter alia, consolidate the Kahr and Howard actions into an action captioned In re Genocea Biosciences, Inc. Derivative Litigation, U.S. District Court (Del.), Civil Action No. 18-cv-00186-MN (the “Genocea Consolidated Derivative Action”). The joint stipulation also proposed to stay the consolidated action pursuant to the same terms as the stay order entered in Kahr, and allow the Rosen Law Firm, P.A. and Gainey McKenna & Egleston to serve as co-lead counsel for plaintiffs in the consolidated action. On August 24, 2018, the court entered the joint stipulation agreeing to consolidate the Kahr and Howard actions, and stay the Genocea Consolidated Derivative Action. On February 4, 2019, the parties filed a joint stipulation and proposed order agreeing to extend the stay order until, inter alia, the resolution of the First Circuit appeal in the Emerson Action. On February 5, 2019, the court entered the joint stipulation agreeing to extend the stay. However, following the dismissal of the Emerson action, the plaintiff from the Kahr action, along with the plaintiff from the Howard action, detailed below, voluntarily dismissed the Genocea Consolidated Derivative Action on July 1, 2019. The court closed the Kahr action on July 1, 2019.

Howard v. William Clark et al., U.S. District Court (Del.), Civil Action No. 18-cv-00912-MN. On June 20, 2018, Julie Howard, a purported Genocea shareholder, filed a putative shareholder derivative complaint against certain of the Company’s officers and directors (including one former officer), naming the Company as the nominal defendant. The complaint alleged violations of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 in connection with disclosures made in the Company’s Schedule 14A

Proxy Statement, filed with the SEC on April 21, 2017. The complaint also alleged claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. As detailed above, the Howard action was consolidated with the Kahr action into the Genocea Consolidated Derivative Action, which the court stayed until, inter alia, the resolution of the First Circuit appeal in the Emerson Action. Following the dismissal of the Emerson action, however, the plaintiff from the Kahr action voluntarily dismissed the Genocea Consolidated Derivative Action on July 1, 2019. The court closed the Howard action on July 1, 2019.

The Company does not have contingency reserves established for any litigation liabilities.

Item 1A.                           Risk Factors

There have been no material changes from the risk factors set forth in the Company's Annual Report Form 10-K for the year ended December 31, 2018.

Item 5.  Other Information.

The following disclosure is provided in accordance with and in satisfaction of the requirements of Item 2.02 “Results of Operations and Financial Condition” of Form 8-K:

On July 25, 2019, Genocea announced its financial results for the quarter ended June 30, 2019 and commented on certain corporate accomplishments and plans. The full text of the press release issued in connection with the announcement is furnished as Exhibit 99.1 hereto.

The following disclosure is provided in accordance with and in satisfaction of the requirement of Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K:

On July 22, 2019, Pamela Carroll resigned as Senior Vice President, Immuno-oncology, effective August 13, 2019 (“Separation Date”), to pursue other professional opportunities.  The Company and Ms. Carroll entered into a Separation Agreement (the “Separation Agreement”) in connection with the termination of Ms. Carroll’s employment with the Company.  Pursuant to the Separation Agreement, Ms. Carroll will receive the following benefits: (i) cash payment of her monthly base salary for 6 months, and (ii) payment of monthly COBRA premiums until the earlier of the conclusion of 6 months following the Separation Date or the date that she is no longer eligible for COBRA or Company benefit plans.  Additionally, all unvested stock options granted by the Company to Ms. Carroll prior to the Separation Date, which are outstanding as of the Separation Date, and vest only based on the passage of time, by their terms, and which would have vested during the six (6) month period immediately following the Separation Date, shall, notwithstanding the terms of the equity compensation plans and award agreements to which such stock options are subject, automatically become fully vested as of the date of the Separation Agreement.

Item 6.                           Exhibits

Exhibit Number	Exhibit
3.1
Certificate of Amendment to Restated Certificate of Incorporation of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on May 21, 2019)

10.1*	Separation Agreement dated July 22, 2019 between Genocea Biosciences, Inc. and Pamela Carroll

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: July 25, 2019	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 25, 2019	By:	/s/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)