Form 10-Q
period 2019-09-30
GENOCEA BIOSCIENCES, INC.
filed 2019-10-24
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 22, 2019, there were 26,149,689 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our intellectual property position;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates; and

•	our commercialization, marketing and manufacturing capabilities and strategies.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$46,649	$26,361
Prepaid expenses and other current assets	1,271	696
Total current assets	47,920	27,057
Property and equipment, net	2,896	2,582
Operating lease right-of-use asset	6,516	—
Restricted cash	631	316
Other non-current assets	1,324	1,160
Total assets	$59,287	$31,115

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$686	$1,659
Accrued expenses and other current liabilities	4,111	3,816
Operating lease liabilities	1,017	—
Current portion of long-term debt	5,256	5,257
Total current liabilities	11,070	10,732
Non-current liabilities:
Warrant liability	3,183	3,472
Long-term debt, net of current portion and discount	8,041	9,565
Operating lease liabilities, net of current portion	5,620	—
Other non-current liabilities	—	11
Total liabilities	27,914	23,780
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	701	701
Common stock	26	11
Additional paid-in capital	352,244	298,627
Accumulated deficit	(321,598)	(292,004)
Total stockholders’ equity	31,373	7,335
Total liabilities and stockholders’ equity	$59,287	$31,115

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,826	$6,359	$20,135	$18,950
General and administrative	2,758	4,101	8,992	11,682
Total operating expenses	9,584	10,460	29,127	30,632
Loss from operations	(9,584)	(10,460)	(29,127)	(30,632)
Other income (expense):
Change in fair value of warrants	2,206	2,894	289	3,093
Interest expense, net	(154)	(266)	(755)	(708)
Other income (expense)	—	(1)	(1)	86
Total other income (expense)	2,052	2,627	(467)	2,471
Net loss	$(7,532)	$(7,833)	$(29,594)	$(28,161)

Comprehensive loss	$(7,532)	$(7,833)	$(29,594)	$(28,161)
Net loss per share - basic and diluted	$(0.28)	$(0.72)	$(1.62)	$(2.77)
Weighted-average number of common shares used in computing net loss per share	26,681	10,829	18,297	10,149

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)
(in thousands)

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Shares
	Shares	Amount
Balance at December 31, 2018	10,847	$11	$701	$298,627	$(292,004)	$7,335
Issuance of common stock, net	3,200	3	—	14,023	—	14,026
Exercise of stock options	3	—	—	12	—	12
Stock-based compensation expense	—	—	—	429	—	429
Net loss	—	—	—	—	(15,567)	(15,567)
Balance at March 31, 2019	14,050	$14	$701	$313,091	$(307,571)	$6,235
Issuance of common stock, net	12,074	12	—	38,155	—	38,167
Issuance of common stock; ESPP purchase	24	—	—	48	—	48
Exercise of stock options	2	—	—	9	—	9
Stock-based compensation expense	—	—	—	474	—	474
Net loss	—	—	—	—	(6,495)	(6,495)
Balance at June 30, 2019	26,150	$26	$701	$351,777	$(314,066)	$38,438
Issuance of common stock, net	—	—	—	(23)	—	(23)
Stock-based compensation expense	—	—	—	490	—	490
Net loss	—	—	—	—	(7,532)	(7,532)
Balance at September 30, 2019	26,150	$26	$701	$352,244	$(321,598)	$31,373

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Common Shares
	Shares	Amount
Balance at December 31, 2017	3,592	$3	$—	$258,140	$(264,193)	$(6,050)
Issuance of common stock, net	6,790	7	701	35,156	—	35,864
Stock-based compensation expense	—	—	—	644	—	644
Net loss	—	—	—	—	(15,890)	(15,890)
Balance at March 31, 2018	10,382	$10	$701	$293,940	$(280,083)	$14,568
Issuance of common stock, net	440	1	—	2,921	—	2,922
Issuance of common stock; ESPP purchase	6	—	—	31	—	31
Issuance of Warrants on Debt Modification	—	—	—	190	—	190
Stock-based compensation	—	—	—	592	—	592
Net loss	—	—	—	—	(4,438)	(4,438)
Balance at June 30, 2018	10,828	$11	$701	$297,674	$(284,521)	$13,865
Stock-based compensation	—	—	—	466	—	466
Net loss	—	—	—	—	(7,833)	(7,833)
Balance at September 30, 2018	10,828	$11	$701	$298,140	$(292,354)	$6,498

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(29,594)	$(28,161)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	825	815
Stock-based compensation	1,392	1,702
Allocation of proceeds to transaction expenses	—	2,115
Change in fair value of warrant liability	(289)	(5,208)
Gain on sale of equipment	(19)	(50)
Write-off of deferred financing fees	—	355
Non-cash interest expense	471	460
Changes in operating assets and liabilities	(1,534)	(5,085)
Net cash used in operating activities	(28,748)	(33,057)
Investing activities
Purchases of property and equipment	(989)	(213)
Proceeds from sale of equipment	19	72
Net cash used in investing activities	(970)	(141)
Financing activities
Proceeds from equity offerings, net	—	2,920
Proceeds from issuance of common stock, net	52,171	52,538
Payment of deferred financing costs	—	(127)
Proceeds from long-term debt	—	592
Repayment of long-term debt	(1,919)	(535)
Proceeds from exercise of stock options	21	—
Proceeds from the issuance of common stock under ESPP	48	31
Net cash provided by financing activities	50,321	55,419
Net increase in cash and cash equivalents	$20,603	$22,221
Cash, cash equivalents and restricted cash at beginning of period	26,677	12,589
Cash, cash equivalents and restricted cash at end of period	$47,280	$34,810
Supplemental cash flow information
Cash paid for interest	$843	$786
Property and equipment included in accounts payable and accrued expenses	$150	$—
Reclassification of warrants to additional paid-in capital	$—	$190

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer immunotherapies using its ATLASTM proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or "antigen" in that patient's tumor. Genocea believes that this approach optimizes antigen selection for immunotherapies such as cancer vaccines and cellular therapies. Consequently, the Company believes that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

The Company’s most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which it is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. The Company is also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS, and is targeting an IND filing in the first half of 2020.

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

As reflected in the condensed consolidated financial statements, the Company had available cash and cash equivalents of $46.6 million at September 30, 2019. The Company believes that its cash, cash equivalents and investments will fund its operations into the first quarter of 2021.

In October 2019, the Company entered into a purchase agreement with Lincoln Park Capital ("LPC") pursuant to which LPC purchased $2.5 million of the Company's common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, the Company has the right, at its sole discretion, to sell up to an aggregate $27.5 million of the Company's common stock (subject to certain limitations) based on prevailing market prices of its common stock at the time of each sale. In consideration for entering into the purchase agreement, the Company issued 289,966 shares of its common stock to LPC as a commitment fee.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2018 Form 10-K and updated, as necessary, in our Quarterly Reports on Form 10-Q. The December 31, 2018 condensed consolidated balance sheet data presented for comparative purposes was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Summary of Significant Accounting Policies

There were no changes to significant accounting policies during the nine months ended September 30, 2019, as compared to the those identified in the 2018 Form 10-K, except for the Company's adoption of ASC Topic 842, Leases on January 1, 2019. The following is the Company's new accounting policy for leases.

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

Based on the composition of its investment portfolio and other financial assets, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the consolidated financial position and results of operations and related disclosures of the Company.

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

The Company does not expect that the adoption of this standard will have a material impact on its disclosures.
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
The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position and results of operations and related disclosures.

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

The Company's financial assets consist of cash equivalents and the Company's financial liabilities consist of a warrant liability.

The fair value of the Company’s cash equivalents is determined using quoted prices in active markets. The Company's cash equivalents consist of money market funds that are classified as Level 1.

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

The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Assets:
Cash equivalents	$46,391	$46,391	$—	$—
Total assets	$46,391	$46,391	$—	$—

Liabilities:
Warrant liability	$3,183	$—	$—	$3,183
Total liabilities	$3,183	$—	$—	$3,183

December 31, 2018
Assets:
Cash equivalents	$24,651	$24,651	$—	$—
Total assets	$24,651	$24,651	$—	$—

Liabilities:
Warrant liability	$3,472	$—	$—	$3,472
Total liabilities	$3,472	$—	$—	$3,472

The following table reflects the change in the Company’s Level 3 warrant liability from December 31, 2018 through September 30, 2019 (in thousands):

Warrant Liability
Balance at December 31, 2018	$3,472
Change in fair value	(289)
Balance at September 30, 2019	$3,183

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Research and development	$1,421	$759
Payroll and employee-related	2,037	2,147
Other current liabilities	653	910
Total	$4,111	$3,816

5.  Long-term debt

In the second quarter of 2018, the Company entered into an amended and restated loan and security agreement (the “2018 Term Loan”) with Hercules Capital, Inc. (“Hercules”), which provided a $14.0 million term loan. The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 7.75% or (ii) the sum of 2.75% plus the prime rate. The 2018 Loan Agreement provided for interest-only payments until June 1, 2019. Since the Company met certain performance milestones, interest-only payments have been extended until June 1, 2020. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. The Company is obligated to pay an additional end of term charge of 6.7%.

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property. Hercules has a perfected first-priority security interest in certain cash, cash equivalents and investment accounts. The 2018 Term Loan contains non-financial covenants, representations and a (“Material Adverse Effect”) provision. There are no financial covenants. A Material Adverse Effect means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; or (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of September 30, 2019, the Company was in compliance with all covenants of the 2018 Term Loan. The 2018 Term Loan is automatically redeemable upon a change in control. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore the debt balance is classified according to the contractual payment terms at September 30, 2019.

In connection with a previously issued term loan in 2014 and the 2018 Term Loan, the Company issued common stock warrants to Hercules (the “First Warrant and Second Warrant”, respectively). See Note 7. Warrants.

As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of $13.3 million and $14.8 million, respectively. Interest expense was $0.4 million for each of the three months ended September 30, 2019 and 2018 and $1.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the 2018 Term Loan bears an effective interest rate of 10.9%.

Future principal payments, including the End of Term Charges, are as follows (in thousands):

September 30, 2019
2020	$7,407
2021	6,453
Total	$13,860

6. Stockholders' equity

As of September 30, 2019, the Company has authorized 85,000,000 shares of common stock at $0.001 par value per share and 25,000,000 shares of preferred stock at $0.001 par value per share. As of September 30, 2019, 26,149,689 shares of common stock and 1,635 shares of preferred stock were issued and outstanding. As of December 31, 2018, 10,846,397 shares of common stock were issued and outstanding and 1,635 shares of preferred stock were issued and outstanding.

In October 2019, the Company entered into a purchase agreement with LPC pursuant to which LPC purchased $2.5 million of the Company’s common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, the Company has the right, at its sole discretion, to sell up to an aggregate $27.5 million of the Company's common stock (subject to certain limitations) based on prevailing market prices of its common stock at the time of each sale. In consideration for entering into the purchase agreement, the Company issued 289,966 shares of its common stock to LPC as a commitment fee.

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

2018 Public Offering

In January 2018, the Company entered into two underwriting agreements, the first relating to the underwritten public offering of 6,670,625 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 3,335,313 shares of common stock (“2018 Public Offering Warrants”), at a combined price of $8.00 per share, for gross proceeds of approximately $53.4 million (the “2018 Common Stock Offering”) and the second relating to the underwritten public offering of 1,635 shares of the Company’s Series A convertible preferred stock, par value $0.001 per share, which are convertible into 204,375 shares of common stock, and accompanying warrants to purchase up to 102,188 shares of common stock for gross proceeds of approximately $1.6 million (the “Preferred Stock Offering,” and together with the 2018 Common Stock Offering, the “January 2018 Financing”). The Company received approximately $1.0 million in gross proceeds and issued 119,718 shares of common stock and warrants to purchase up to 179,757 shares of common stock from the underwriters' exercise of their overallotment option.

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

The Company determined that the preferred stock should be equity classified in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) for the periods ended September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2018, the Company recorded $0.3 million in additional paid-in capital as a result of the preferred stock’s beneficial conversion feature.

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

At-the-market equity offering program

In 2015, the Company entered into an agreement, as amended, with Cowen and Company, LLC to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell shares of its common stock at prevailing market prices from time to time. Through September 30, 2019, the Company has sold an aggregate of approximately 0.5 million shares under the ATM and received approximately $4.0 million in net proceeds after deducting commissions.

7. Warrants

As of September 30, 2019, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding:

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

The Company determined that the 2018 Public Offering Warrants should be liability classified in accordance with ASC 480. As the 2018 Public Offering Warrants are liability-classified, the Company remeasures the fair value of the Warrants at each reporting date. The Company initially recorded the 2018 Public Offering Warrants at their estimated fair value of approximately $18.2 million. In connection with the Company's remeasurement of the 2018 Public Offering Warrants to fair value, the Company recorded income of approximately $2.2 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and expense of $0.3 million and income of $5.2 million for the nine months ended September 30, 2019 and 2018, respectively. The fair value of the warrant liability is approximately $3.2 million and $3.5 million as of September 30, 2019 and December 31, 2018, respectively. See Note 3. Fair Value Measurements.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrant Liability as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Stock price	$2.90	$2.32
Volatility	114.7%	111.3%
Remaining term (years)	3.3	4.1
Expected dividend yield	—	—
Risk-free rate	1.6%	2.4%-2.5%
Range of annual acquisition event probability	20%	0.0%-30.0%

Private Placement and Prefunded Warrants

The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting our common stock. The Company determined that the Private Placement Warrants and the Pre-Funded Warrants should be equity classified in accordance with ASC 480 for the period ended September 30, 2019. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

8. Stock and employee benefit plans

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options and restricted stock awards granted to employees and non-employees and has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$182	$156	$534	$456
General and administrative	308	310	858	1,246
Total	$490	$466	$1,392	$1,702

Stock options

The following table summarizes stock option activity for employees and non-employees (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	893	$18.79		$—
Granted	673	$4.38
Exercised	(5)	$4.32
Cancelled	(163)	$20.32
Outstanding at September 30, 2019	1,398	$11.72	8.16	$—
Exercisable at September 30, 2019	461	$22.90	6.20	$—

Performance-based awards

The Company granted stock awards to certain employees, executive officers and consultants, which contain performance-based vesting criteria. Milestone events are specific to the Company’s corporate goals, which include, but are not limited to, certain clinical development milestones, business development agreements, and capital fundraising events. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. The Company determined that none of the performance-based milestones were probable of achievement during the three and nine months ended September 30, 2019, and did not recognize stock-based compensation expense for this period. As of September 30, 2019, there were 7,042 performance-based common stock awards outstanding for which the probability of achievement was not deemed probable.

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

9. Commitments and contingencies

Lease commitments

In May 2019, the Company entered into a lease extension for office and laboratory space through February 2025. In July 2019, the Company exercised an option for additional office and laboratory space from March 2020 through February 2025. The Company’s lease obligations associated with the additional lab and office space is $7.2 million and will be reflected as a lease liability upon it’s right to use the space in March 2020. The Company also has a lease for office space through February 2020. The right to use asset and lease liability were calculated using incremental borrowing rates of 8.25% for the lab and office space and 10% for the office space. For the three months ended September 30, 2019 and 2018 lease expense was $0.4 million and $0.4 million, respectively. For the nine months ended September 30, 2019 and 2018 lease expense was $1.1 million and $1.2 million, respectively.

In March 2019, the Company entered into a sublease agreement for a portion of the office space lease through February 2020. Since the Company retained its obligations under the sublease, it did not adjust the lease liability, however the sublease is being reflected as a reduction of lease expense.

Maturities of lease liabilities are as follows (in thousands):

September 30, 2019
2019	$410,433
2020	1,476,644
2021	1,473,800
2022	1,510,601
2023 and thereafter	3,400,844
Total lease payments	8,272,322
Less imputed interest	(1,635,192)
Total	$6,637,130

At September 30, 2019 and December 31, 2018, the Company has an outstanding letter of credit of $0.6 million and $0.3 million, respectively, with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires on February 28, 2025.

10. Net loss per share

The Company computes basic and diluted loss per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). For both the three and nine-month periods ended September 30, 2019 and 2018, respectively, there is no income allocation required under the two-class method or dilution attributed to weighted average shares outstanding in the calculation of diluted loss per share.

The following common stock equivalents, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Nine Months Ended September 30,
	2019	2018
Stock options	1,398	712
Warrants	4,600	3,668
Total	5,998	4,380

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer immunotherapies using the ATLAS™ proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” in that patient's tumor. We believe that this approach optimizes antigen selection for immunotherapies such as cancer vaccines and cellular therapies. Consequently, we believe that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

Our most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS, and are targeting an IND filing in the first half of 2020.

ATLAS Platform

Harnessing and directing the T cell arm of the immune system to kill tumor cells is increasingly viewed as having potential in the treatment of many cancers. This approach has been effective against hematologic malignancies and, more recently, certain solid tumors. Vaccines or cellular therapies employing this approach must target specific differences from normal tissue present in a tumor, such as genetic mutations. However, the discovery of optimal antigens for such immunotherapies has been particularly challenging for two reasons. First, the genetic diversity of human T cell responses means that effective antigens vary from person to person. Second, the number of candidate antigens can be very large, with up to thousands of candidates per patient in some cancers. An effective antigen selection system must therefore account both for each patient's tumor and for their T cell repertoire.

ATLAS achieves this by employing components of the T cell arm of the human immune system from each patient. Using ATLAS, we measure each patient's T cell responses to a comprehensive set of candidate neoantigens, tumor-associated antigens or tumor-associated viral antigens for their own cancer, allowing us to select those targets associated with the anti-tumor T cell responses that may kill that individual's cancer. We believe that ATLAS represents the most comprehensive and accurate system for antigen discovery.

The T cell responses we have seen with ATLAS appear to challenge the orthodoxy. Since 2017, we have been presenting data that highlights there is little overlap between ATLAS outputs and predicted epitopes using in silico approaches, which are widely used in the field. Additionally, ATLAS has identified an apparently novel candidate neoantigen profile, that of inhibitory T cell responses. Previously, all candidate neoantigens were thought either to be “good ,” meaning targets of effective anti-tumor responses, or irrelevant. Using ATLAS, we have profiled approximately 200 cancer patients' CD4+ and CD8+ T cell responses to their tumors. At the meeting of the Society for Immunotherapy of Cancer in November 2018, we presented data from preclinical research in which ATLAS-identified inhibitory neoantigens promoted tumor progression, reinforcing the importance of accounting for each patient's pre-existing immune responses in antigen selection, and suggesting the high stakes for choosing the right antigens. We are not aware of another platform that is utilizing such comprehensive biological neoantigen profiling.

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

Our Immuno-Oncology Programs

Our cancer immunotherapies consist of vaccines that are designed to educate T cells to recognize and attack specific targets, as well as cellular therapies intended to introduce T cells that have been educated to attack these targets, thereby killing cancer cells. Data published in recent years indicate that an individual’s response to neoantigens drives the efficacy of immune checkpoint inhibitor, or ICI, therapy and that it is possible to vaccinate an individual against his or her own neoantigens. We believe that neoantigen vaccines could be used in combination with existing treatment approaches for cancer, including ICI therapy, to potentially direct and enhance an individual’s T cell response to his or her cancer, thereby potentially effecting better clinical outcomes. Data also support the potential of isolating and expanding T cell populations targeting specific neoantigens, through adoptive cell therapy, for therapeutic benefit.

The following table describes our active immuno-oncology programs in development:

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

At the Annual Meeting of the American Society of Clinical Oncology in June 2019 and the European Society for Medical Oncology Congress in September 2019, we presented the first data from Part A of the ongoing clinical trial. In the data from the first seven evaluable patients:

•	100% of patients (N=7 patients) had measurable CD4+ and CD8+ T cell responses to their GEN-009 vaccine;

•
Responses were detected against 98% of the administered vaccine neoantigens (N=58 administered antigens), which has not been previously established for neoantigen vaccination administered without checkpoint inhibition;

•	GEN-009 elicited CD8+ T cell responses ex vivo, which is a measure of effector function, for 38% of vaccine neoantigens (N=7 patients);

•
GEN-009 elicited broad immune responses using an in vitro stimulation assay, which is a measure of central memory, with 86% of neoantigens eliciting a CD4+ response (N=5 patients) and 33% of neoantigens eliciting a CD8+ response (N=2 patients); and

•	GEN-009 was well tolerated, with no dose-limiting toxicities observed.

We anticipate reporting preliminary clinical results for our GEN-009 Part B clinical trial in mid-2020. As with any open label study, we may slow or pause enrollment to evaluate a smaller set of patients in an effort to assure that a preliminary clinical signal is seen. We expect to pause enrollment of our GEN-009 Part B clinical trial to evaluate preliminary clinical results for an initial cohort of patients.  We anticipate reporting these preliminary clinical results for our GEN-009 Part B clinical trial in mid-2020.  Based upon this evaluation, we will consider whether it is appropriate to continue the study.

In addition to GEN-009, we also are advancing preclinical work on GEN-011, an adoptive T cell therapy to neoantigens identified by ATLAS, for which we expect to file an IND with the U.S. Food and Drug Administration in the first half of 2020, with preliminary clinical results anticipated in the first half of 2021.

We continue to explore additional program opportunities. We also continue to evaluate GEN-010, our vaccine candidate employing next-generation antigen delivery technology, which we may advance to provide an opportunity for better immunogenicity and/or efficiency of production. In addition, we are using ATLAS to pursue discovery of novel candidate antigens for non-personalized cancer immunotherapies. Such programs could target shared neoantigens, non-mutated, shared tumor-associated antigens, and cancers of viral origin such as cancers driven by Epstein-Barr Virus infection.

Financing and business operations

We commenced business operations in August 2006. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of September 30, 2019, we had received an aggregate of $396.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2019, our cash and cash equivalents were $46.6 million.

Since inception, we have incurred significant operating losses. Our net losses were $29.6 million for the nine months ended September 30, 2019, and our accumulated deficit was $321.6 million as of September 30, 2019. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

In October 2019, we entered into a purchase agreement with LPC pursuant to which LPC purchased $2.5 million of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an aggregate $27.5 million of our common stock (subject to certain limitations) based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued 289,966 shares of our common stock to LPC as a commitment fee.

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

In February 2019, we completed a private placement financing transaction in which we issued the Shares, Pre-funded Warrant Shares and Warrants for net cash proceeds of approximately $13.8 million.

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

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

The following table identifies research and development expenses for our product candidates as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Discovery and pre-IND	$2,289	$3,793	$4,797	$14,304
Phase 1/2a programs	3,768	1,630	13,076	1,630
Other research and development	769	936	2,262	3,016
Total research and development	$6,826	$6,359	$20,135	$18,950

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

There were no changes to our critical accounting policies during the nine months ended September 30, 2019, as compared to the those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 28, 2019.

Results of Operations

Comparison of the three months ended September 30, 2019 and September 30, 2018

	Three Months Ended September 30,		Increase
(in thousands)	2019	2018	(Decrease)
Operating expenses:
Research and development	$6,826	$6,359	$467
General and administrative	2,758	4,101	(1,343)
Total operating expenses	9,584	10,460	(876)
Loss from operations	(9,584)	(10,460)	(876)
Other income (expense):
Change in fair value of warrants	2,206	2,894	(688)
Interest expense, net	(154)	(266)	(112)
Other income (expense)	—	(1)	(1)
Total other income	2,052	2,627	(575)
Net loss	$(7,532)	$(7,833)	$(301)

Research and development expenses

Research and development expenses increased $0.5 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily due to increased external manufacturing costs and clinical investigator costs to support GEN-009 clinical trials partially offset by decreased consulting expenses due to an increase in full time employees.

General and administrative expenses

General and administrative expenses decreased $1.3 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease was primarily due to a reduction in legal expenses partially offset by increased headcount.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in fair value of warrants. Certain warrants issued in 2018 were recorded at their fair value on the date of issuance and are remeasured at the end of each reporting period.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, offset by interest earned on our cash equivalents.

Comparison of the nine months ended September 30, 2019 and September 30, 2018

	Nine Months Ended September 30,		Increase
(in thousands)	2019	2018	(Decrease)
Operating expenses:
Research and development	$20,135	$18,950	$1,185
General and administrative	8,992	11,682	(2,690)
Total operating expenses	29,127	30,632	(1,505)
Loss from operations	(29,127)	(30,632)	(1,505)
Other income (expense):
Change in fair value of warrants	289	3,093	(2,804)
Interest expense, net	(755)	(708)	47
Other income (expense)	(1)	86	(87)
Total other income (expense)	(467)	2,471	(2,938)
Net loss	$(29,594)	$(28,161)	$1,433

Research and development expenses

Research and development expenses increased $1.2 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily due to higher external manufacturing costs and higher clinical investigator costs, as well as increased headcount-related costs, partially offset by decreased consulting expenses.

General and administrative expenses

General and administrative expenses decreased $2.7 million in the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily due to a reduction in legal expenses partially offset by increased headcount.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in fair value of warrants. Certain warrants issued in 2018 were recorded at their fair value on the date of issuance and are remeasured as of any warrant exercise date and at the end of each reporting period.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities and non-cash interest related to the amortization of debt discount and issuance costs, offset by interest earned on our cash equivalents.

Liquidity and Capital Resources

Overview

Since our inception through September 30, 2019, we have received an aggregate of $396.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2019, our cash and cash equivalents were $46.6 million.

Operating Capital Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for pre-clinical and clinical materials, third-party clinical trial research and development services, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We expect that our existing cash and cash equivalents as of September 30, 2019 are sufficient to support our operations into the first quarter of 2021. We had available cash and cash equivalents of $46.6 million at September 30, 2019. In addition, we had a loss from operations of $9.6 million and cash used in operating activities of $28.7 million for the nine months ended September 30, 2019.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(28,748)	$(33,057)
Net cash used in investing activities	(970)	(141)
Net cash provided by financing activities	50,321	55,419
Net increase in cash and cash equivalents	$20,603	$22,221

Operating Activities

Net cash used in operating activities decreased $4.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in net cash used was due primarily due to favorable changes in working capital attributable to accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased $0.8 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in net cash used was primarily due to fixed asset additions.

Financing Activities

Net cash provided by financing activities decreased $5.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. In the nine months ended September 30, 2018, the 2018 Public Offering generated net proceeds of $51.7 million and shares of common stock issued pursuant to our ATM facility generated net proceeds of $2.9 million, whereas in the nine months ended September 30, 2019, the Private Placement generated net proceeds of $13.8 million and the 2019 Public Offering generated net proceeds of $38.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.                           Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $46.6 million, consisting primarily of money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Since our investments are limited to money market funds, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We are also exposed to market risk related to change in foreign currency exchange rates. We contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these agreements. We do not currently hedge our foreign exchange rate risk. As of September 30, 2019, we had minimal liabilities denominated in foreign currencies.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: October 24, 2019	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 24, 2019	By:	/s/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)