Form 10-K
period 2019-12-31
GENOCEA BIOSCIENCES, INC.
filed 2020-02-13
CIK 1457612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 001-36289
GENOCEA BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0596811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Acorn Park Drive, Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)
(617) 876-8191
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	GNCA	Nasdaq Capital Market
Securities registered pursuant to Section12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for such stock as reported on the Nasdaq Capital Market on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was: $73,983,101.
The number of shares outstanding of the registrant’s common stock as of February 11, 2020 was 27,643,773.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement related to its 2020 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer immunotherapies using our ATLASTM proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or "antigen" in that patient's tumor. We believe that this approach optimizes antigen selection for immunotherapies such as cancer vaccines and cellular therapies by identifying the antigens to which the patient can respond. Consequently, we believe that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

Our most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS. We expect to file an IND application for GEN-011 in the second quarter of 2020.

ATLAS Platform

Harnessing and directing the T cell arm of the immune system to kill tumor cells is increasingly viewed as having potential in the treatment of many cancers. This approach has been effective against hematologic malignancies and, more recently, certain solid tumors. Vaccines or cellular therapies employing this approach must target specific differences from normal tissue present in a tumor, such as antigens arising from genetic mutations. However, the discovery of optimal antigens for such immunotherapies has been particularly challenging for two reasons. First, the genetic diversity of human T cell responses means that effective antigens vary from person to person. Second, the number of candidate antigens can be very large, with up to thousands of candidates per patient in some cancers. An effective antigen selection system must therefore account both for each patient's tumor and for their T cell repertoire.

ATLAS achieves effective antigen selection by employing components of the T cell arm of the human immune system from each patient. Using ATLAS, we measure each patient's T cell responses to a comprehensive set of candidate neoantigens, tumor-associated antigens and tumor-associated viral antigens for their own cancer, allowing us to select those targets associated with the anti-tumor T cell responses that may kill that individual's cancer. We believe that ATLAS represents the most comprehensive and accurate system for antigen discovery. Further, we believe ATLAS identifies a novel candidate antigen profile, that of inhibitory T cell responses. Previously, all candidate antigens were thought either to be targets of effective anti-tumor responses (stimulatory), or irrelevant. However, using ATLAS, we have identified inhibitory antigens we call Inhibigenstm, which are shown to promote tumor progression in preclinical studies. We have also discovered that an antigen can be stimulatory in one patient and inhibitory in another, reinforcing the importance of selecting each patient's potentially immunogenic antigens.

The ATLAS portfolio comprises three patent families. The first two families comprise issued U.S. patents, with patent terms until at least 2031 and 2030, respectively, as well as granted foreign patents and pending U.S. and foreign applications. The third family is directed to ATLAS-based methods for cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family currently comprises pending applications in eleven foreign jurisdictions and a pending U.S. application. Patents issuing from these applications are expected to have a patent term until at least March 2038.

Our Immuno-Oncology Programs

Our cancer immunotherapies include a vaccine that is designed to educate T cells to recognize and attack specific cancer targets, and a cellular therapy intended to introduce T cells that have been educated to attack these targets. We believe that neoantigen vaccines could be used in combination with existing treatment approaches for cancer to potentially direct and enhance an individual’s T cell response to his or her cancer, thereby potentially effecting better clinical outcomes. We also believe that isolating and expanding T cell populations targeting specific neoantigens through adoptive cell therapy could provide meaningful clinical benefit.

The following describes our active immuno-oncology programs in development:

Our lead program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate. Using ATLAS to identify specific neoantigens, we then manufacture a personalized vaccine for each patient using only those neoantigens determined by ATLAS to be stimulatory to that patient's anti-tumor immune responses. We are currently conducting a Phase 1/2a clinical trial for GEN-009 across a range of solid tumor types:

•	Part A of the trial is assessing the safety and immunogenicity of GEN-009 as monotherapy in certain cancer patients with no evidence of disease; and

•
Part B of the trial, for which we have commenced dosing patients, is designed to assess the safety, immunogenicity, and preliminary antitumor activity of GEN-009 in combination with ICI therapy in patients with advanced or metastatic tumors.

Throughout 2019, we presented data from Part A of the clinical trial. In the data from the eight dosed patients that, we believe, confirms the potential antigen selection advantages of ATLAS:

•	100% of patients had measurable CD4+ and CD8+ T cell responses to their GEN-009 vaccine;

•
Responses were detected against 99% of the administered vaccine neoantigens (N=88 administered antigens), a response rate in excess of that which has been reported previously in response to candidate neoantigen vaccines;

•	GEN-009 elicited CD8+ T cell responses ex vivo, which is a measure of T cell effector function, for 41% of vaccine neoantigens and CD4+ T cell responses to 51% of neoantigens;

•
GEN-009 elicited broad immune responses using an in vitro stimulation assay, which is a measure of central memory responses, with 87% of neoantigens eliciting a CD4+ response and 57% of neoantigens eliciting a CD8+ response;

•	GEN-009 was well tolerated, with no dose-limiting toxicities observed; and

•	Through January 31, 2020, we are not aware of any disease recurrence in any of the vaccinated patients.

As with any open label study, we may slow or pause enrollment to evaluate a smaller set of patients in an effort to assure that a preliminary clinical signal is seen. We anticipate reporting these preliminary clinical results for our GEN-009 Part B clinical trial in the second or third quarter of 2020. Based upon this evaluation, we will consider whether it is appropriate to continue the study.

We also are advancing GEN-011, an adoptive T cell therapy specific for neoantigens identified by ATLAS. Adoptive T cell therapies such as tumor infiltrating lymphocyte ("TIL") therapy offers an alternative treatment in solid tumors. TIL therapy, which relies on extracting TILs from each patient's solid tumor, non-specifically expanding them ex vivo, and reinfusing them into the cancer patient, has demonstrated measurable and sustainable tumor shrinkage in patients who failed immune checkpoint inhibitor ("ICI") therapy in mid-stage clinical studies. GEN-011 extracts and specifically expands ATLAS-identified neoantigen-specific T cells from each patient's peripheral blood rather than their tumor (as is done for TIL generation). We believe GEN-011 could provide potency, efficacy, and ease of manufacturing benefits over TIL therapy. We expect to file an IND application for GEN-011 with the U.S. Food and Drug Administration ("FDA") in the second quarter of 2020, with preliminary clinical results anticipated in the first half of 2021.

We also continue to explore additional program opportunities. We continue to evaluate GEN-010, our vaccine candidate employing next-generation antigen delivery technology, which we may advance to provide an opportunity for better immunogenicity and/or efficiency of vaccine production. In addition, we are using ATLAS to pursue discovery of novel candidate antigens for non-personalized cancer immunotherapies. Such programs could target shared neoantigens, non-mutated tumor-associated antigens, cancers of viral origin such as cancers driven by Epstein-Barr virus infection and Inhibigenstm.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Although we believe that our proprietary patent portfolio and T cell vaccine and cellular therapy expertise provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies. Not only must we compete with other immuno-oncology companies but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are several companies attempting to develop new neoantigen cancer vaccines, including BioNTech SE, CureVac AG, Genentech, Inc., Gritstone Oncology Inc., Merck & Co., Inc., Moderna Inc., Nouscom, and Vaccibody AS. We believe that GEN-009 has advantages against each of these product candidates based on the potential power of the ATLAS platform to comprehensively identify for each cancer patient the neoantigens to which such patient has a pre-existing immune response. We believe that selecting neoantigens for personal cancer vaccines using ATLAS will lead to more effective vaccines. However, there can be no assurance that one or more of these companies or other companies will not achieve similar or superior clinical results in the future as compared to GEN-009 or that our future clinical trials will be successful.
Similarly, there are other companies attempting to develop cellular therapies targeted towards neoantigens, either through transferring T cells that have been transduced with T cell Receptors ("TCR") that recognize tumor antigens, or T cells that have been enriched from tumors in a non-specific way (tumor infiltrating lymphocytes), or T cells from the peripheral blood that have been expanded on multiple tumor-specific antigens. These include Achilles Therapeutics Ltd., Adaptive Biotechnologies Corp., BioNTech SE, Cellular Biomedicine Group Inc., Eutilex Co., Ltd., Gilead Sciences, Inc., Iovance Biotherapeutics Inc., Marker Therapeutics, Inc., Oncotherapy Science Inc., PACT Pharma Inc., and Ziopharm Oncology Inc. We believe that Genocea’s ATLAS true neoantigen selection will lead to better targeted and more effective cell therapy; however, there can be no assurance that one or more of these companies, or other companies, will not achieve similar or superior clinical results in the future as compared to GEN-011, or that our future clinical trials will be successful.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and greater experience in the discovery and development of product candidates, obtaining FDA, and other regulatory approvals of vaccines and the commercialization of those vaccines or cell therapies. Accordingly, our competitors may be more successful than us in obtaining approval for vaccines and cell therapies and achieving widespread market acceptance. Our competitors’ vaccines or cell therapies may be more effective, or more effectively marketed and sold, than any we may commercialize and may render our products obsolete or non-competitive.

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

We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any vaccines or cell therapies that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of vaccine and cell therapy products. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment ("Patent Term Adjustment"), which compensates a patentee for administrative delays by the United States Patent and Trademark Office ("U.S. PTO") in granting a patent, or may be shortened, if a patent is terminally disclaimed over an earlier-filed patent.

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

As of the date of this Annual Report on Form 10-K, our patent portfolio includes the following:

ATLAS

Our discovery platform patent portfolio includes three patent families, currently comprising five issued U.S. patents. We hold an exclusive license from President and Fellows of Harvard College ("Harvard") to the first patent family, which covers methods related to the ATLAS discovery platform, including discovery of antigens expressed in neoplastic cells. This first patent family includes U.S. Patents 9,051,564 and 9,920,314, an allowed U.S. application, and patents granted in Europe, Canada, and Australia. The granted foreign patents in this family are expected to expire in 2027. U.S. Patents 9,051,564 and 9,920,314 include Patent Term Adjustments and extend until December 2031 and June 2028, respectively. We wholly own a second patent family, which is specifically directed to the ATLAS platform as utilized by us, including for discovery of cancer- or tumor-related antigens. This second patent family includes U.S. Patents 8,313,894, 9,045,791, and 9,873,870, an allowed U.S. patent application, a pending U.S. patent application, issued patents in Europe, Canada, and Australia, and a pending application in Europe. The granted foreign patents in this family have a patent term until July 2029. U.S. Patents 8,313,894 and 9,045,791 have terms that include Patent Term Adjustments and extend until August 2030 and August 2029, respectively. U.S. Patent 9,873,870 has a term that extends until July 2029. We wholly own the third patent family, which is directed to methods for cancer diagnosis, prognosis, and patient selection, as well as related compositions. This third family currently comprises pending applications in eleven foreign jurisdictions and a pending U.S. application. We wholly own three further patent families, each comprising a pending PCT application, claiming first priority to provisional applications filed in late 2018. These PCT applications are directed to ATLAS-based methods for further selection of cancer- or tumor-related antigens, and for redirecting immune responses and re-educating T cells.

License Agreements

Harvard University

We have an exclusive license agreement with Harvard University (“Harvard”), granting us an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. We are also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of December 31, 2019, we have paid $0.3 million in aggregate milestone payments. We are obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed upon development plan. In addition, we are obligated to achieve specified development milestones and in the event we are unable to meet our development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, we are obligated to pay Harvard royalties on the net sales of such products and services sold by us, our affiliates, and our sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The sales-based royalty due by our sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties we receive from such sublicensee, depending on the type of product. Based on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third-party payments required to be made. In addition to the royalty payments, if we receive any additional revenue (cash or non-cash) under any sublicense, we must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.

              This license agreement with Harvard will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. We may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement in the event of a material breach by us that remains uncured; in the event of our insolvency, bankruptcy, or similar circumstances; or if we challenge the validity of any patents licensed to us.

Oncovir License and Supply Agreement

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

              Oncovir granted us a non-exclusive, assignable, royalty-bearing worldwide license, with the right to grant sublicenses through one tier, to certain of Oncovir’s intellectual property in connection with the research, development, or commercialization of Combination Products, including the use of Hiltonol, but not the use of Hiltonol for manufacturing or the use or sale of Hiltonol alone. The license will become perpetual, fully paid-up, and royalty-free on the later of January 25, 2028 or the date on which the last valid claim of any patent licensed to us under the agreement expires.

Under this agreement, we are obligated to pay Oncovir low to mid six figure milestone payments upon the achievement of certain clinical trial milestones for each Combination Product and the first marketing approval for each Combination Product in certain territories as well as tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.

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

Government Regulation

Biological products such as vaccines and adoptive cell therapies are subject to regulation under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and the Public Health Service Act ("PHS Act"), and other federal, state, local and foreign statutes and regulations. Both the FD&C and PHS Acts and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Clinical testing of biological products is subject to FDA review before initiation. In addition, FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory review and approval and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Under the Prescription Drug User Fee Act ("PDUFA"), as re-authorized for an additional five years in 2017, each BLA must be accompanied by a significant user fee. PDUFA also imposes annual program fees based on each approved biologic. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

United States Fraud and Abuse, Transparency and Privacy Laws

In the United States, our business activities are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; protect the privacy of individual information; ensure integrity of research or protect human subjects involved in research. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the United States Department of Justice, and individual United States Attorney offices within the Department of Justice, the United States Department of Health and Human Services ("HHS"), HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services ("CMS"), the Office of Inspector General, the Office for Human Research Protections, and the Office of Research Integrity, and other state and local government agencies.

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

Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and health care providers; require manufacturers to adopt certain compliance standards and/or require disclosure to the government and public of such interactions. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.

We may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. Numerous U.S. federal and state laws govern the collection, use, disclosure and storage of personal information. Various foreign countries also have, or are developing, laws governing the collection, use, disclosure and storage of personal information. Globally, there has been an increasing focus on privacy and data protection issues that may affect our business. See “Risk Factors - Risks Related to Our Business and Industry”.

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

Reimbursement

In both domestic and foreign markets, the commercial success of any approved products will depend, in part, on the availability of coverage and adequate reimbursement for such products from third-party payors, such as government health care programs, private health insurers, and managed care organizations. Patients who are provided vaccinations, and providers providing vaccinations, generally rely on third-party payors to reimburse all or part of the associated health care costs. Sales of any approved vaccines will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our approved vaccines will be paid by third-party payors. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of health care costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. In addition, there is significant uncertainty regarding the reimbursement status of newly approved health care products. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

In the United States, federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the "Healthcare Reform Act") which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. Under the Trump administration, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). In a May 2018 report, the Congressional Budget Office estimated that, compared to 2018, the number of uninsured will increase by 3 million in 2019 and 6 million in 2028, in part due to the elimination of the individual mandate. The Healthcare Reform Act has also been subject to judicial challenge. In December 2018, a federal district court judge, in a challenge brought by a number of state attorneys general, found the Healthcare Reform Act unconstitutional in its entirety because, once Congress repealed the individual mandate provision, there was no longer a basis to rely on Congressional taxing authority to support enactment of the law. In December 2019, a federal appeals court agreed that the individual mandate provision was unconstitutional, but remanded the case back to the district court to assess more carefully whether any provisions of the Healthcare Reform Act were severable and could survive. Pending action by the district court and resolution of any appeals, which could take some time, the Healthcare Reform Act is still operational in all respects.

There have been other reform initiatives under the Trump Administration, including initiatives focused on drug pricing. For example, in May of 2018, President Trump and the Secretary of the Department of Health and Human Services released a “blueprint” to lower prescription drug prices and out-of-pocket costs. Certain proposals in the blueprint, and related drug pricing measures proposed since the blueprint, could cause significant operational and reimbursement changes for the pharmaceutical industry. As another example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, a revision that the Congressional Budget Office has estimated will save the federal government approximately $3 billion in the next ten years.

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

Information about our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 13, 2020.

Name	Age	Position
William Clark	51	President and Chief Executive Officer
Girish Aakalu, Ph.D.	45	Chief Business Officer
Thomas Davis, M.D.	56	Chief Medical Officer
Diantha Duvall	48	Chief Financial Officer
Jessica Baker Flechtner, Ph.D.	48	Chief Scientific Officer
Narinder Singh	48	Senior Vice President, Pharmaceutical Sciences and Manufacturing

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

Diantha Duvall. Diantha joined Genocea in March 2019 as the Chief Financial Officer. Prior to her appointment with Genocea, Ms. Duvall was Vice President, Controller and Chief Accounting Officer at Bioverativ, Inc. from February 2017 to January 2019. Prior to that, she worked at Biogen Inc., serving as Global Commercial Controller from February 2016 to January 2017, and U.S. Commercial Controller from February 2015 to January 2016. She also held a number of positions at Merck and Co. from May 2009 to January 2015. Her experiences at Merck spanned roles in venture investment, business development, joint ventures, and alliances, as well as operational controls and technical accounting. She also has extensive experience in SEC reporting, Sarbanes Oxley compliance, transaction support and risk management, having held multiple health industries positions within PricewaterhouseCoopers from 1996 to 2009. Ms. Duvall has a Master of Science in Accounting and Master of Business Administration from Northeastern University and a Bachelor of Arts from Colby College.

Jessica Baker Flechtner, Ph.D. Jess joined Genocea in 2007, soon after the company was founded, and has held multiple scientific roles since joining Genocea. She has served as our Chief Scientific Officer since February 2016, Senior Vice President of Research from February 2014 to January 2016, and Vice President of Research from January 2010 to February 2014. From 2007 to February 2014, she held various roles of increasing seniority at Genocea. Prior to joining Genocea, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on various pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School and holds a Ph.D. in Cellular Immunology and B.S. in Animal Science from Cornell University. She is a member of the American Association of Immunologists, American Association for Cancer Research, Society for the Immunotherapy of Cancer, the President’s Council of Cornell Women, and Women in Bio.

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

Employees

As of December 31, 2019, we had 59 full-time employees, of which 46 were engaged in research and development and 13 were engaged in finance, legal, business development, human resources, facilities, information technology or other general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Our audited financial statements for the year ended December 31, 2019 have been prepared assuming we will continue to operate as a going concern, but we believe that our continuing operating losses raise substantial doubt about our ability to continue as such. We plan to continue to fund our operations through public or private equity offerings, strategic transactions, proceeds from sales of our common stock under our at-the-market equity offering program, our equity line of credit or by other means. However, adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, or on attractive terms, we may be forced to implement further cost reduction strategies, including ceasing development of GEN-009, GEN-011, and/or other product candidates and other corporate activities.

We have incurred significant losses since our founding in 2006 and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $39.0 million and $27.8 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $331.0 million. To date, we have not commercialized any products or generated any revenues from the sale of products and do not know whether or when we will generate product revenues or become profitable. To date, we have financed our operations primarily through multiple public equity offerings, private placements of our common and preferred stock and debt arrangements.

We have devoted most of our financial resources to research and development, including our clinical and non-clinical technology development and development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings or strategic transactions. We have not completed pivotal clinical studies for any product candidate, and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase significantly if and as we:

•	continue clinical trials for GEN-009, our most advanced product candidate;

•	initiate non-clinical, clinical or other studies for GEN-011 and our other product candidates;

•	manufacture material for clinical trials and for commercial sale;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	seek to discover and develop additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make royalty, milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	attract and retain skilled personnel; and

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

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

As of December 31, 2019, our cash and cash equivalents were $40.1 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-009, GEN-011 and any other neoantigen cancer vaccine product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, because of the significant expense associated with conducting clinical trials, we cannot be certain we will have sufficient capital to complete such trials for a given product candidate.

Our future capital requirements depend on many factors, including:

•	the timing and costs of our planned clinical trials for GEN-009 and GEN-011;

•	the progress, timing, and costs of manufacturing GEN-009 and GEN-011 for planned clinical trials;

•	the outcome, timing, and costs of seeking regulatory approvals, including an IND application for GEN-011;

•	the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the terms and timing of any future collaborations, grants, licensing, consulting, or other arrangements that we may establish;

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

•
the costs of commercialization activities for GEN-009 and GEN-011 and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities; and

•	revenue received from commercial sales of our product candidates.

Based on our current operating plan, we believe that our existing cash and cash equivalents are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2021.

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

We cannot be certain that we will be successful in advancing GEN-009 or GEN-011 through clinical development, obtaining regulatory approval for either product candidate, or commercializing either product candidate or any of our future product candidates.

At this time, GEN-009 is our most advanced product candidate and our future revenues, if any, will depend highly on the successful clinical progress, approval, and commercialization of GEN-009. In addition to GEN-009, we also are advancing preclinical work on GEN-011, for which we expect to file an IND with the FDA in the second quarter of 2020. GEN-009, GEN-011 and any future product candidate will require substantial clinical development, testing and regulatory approval before we are permitted to commence commercialization. This process can take many years and will require the expenditure of substantial resources and we expect it will require that we obtain substantial additional funding.

We are currently conducting our GEN-009 Part B clinical trial. As with any open label study, we may slow or pause enrollment to evaluate a smaller set of patients in an effort to assure that a preliminary clinical signal is seen. We anticipate reporting these preliminary clinical results for our GEN-009 Part B clinical trial in the second or third quarter of 2020. Based upon this evaluation, we will consider whether it is appropriate to continue the study. A decision to stop the study would result in a delay in the clinical progress, approval and commercialization of GEN-009.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings and strategic transactions. In January 2018, we raised additional net proceeds of approximately $51.7 million through concurrent public offerings of our common stock and warrants exercisable for shares of our common stock and preferred stock and warrants exercisable for shares of our common stock (the "Concurrent Offerings"). In February 2019, we raised additional net proceeds of approximately $13.8 million through private placement. In June 2019, we raised additional net proceeds of approximately $38.4 million through an underwritten public offering of our common stock and warrants exercisable for shares of our common stock. In October 2019, we entered into an agreement (the "Purchase Agreement") with Lincoln Park Capital ("LPC") from which we raised additional net proceeds of $2.5 million, and we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. The Purchase Agreement limits our sales of shares of common stock to LPC to 5,227,323 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the Purchase Agreement. The Purchase Agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. We have also periodically sold shares under our at-the-market equity offering program with Cowen and Company, LLC (the "ATM"). To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-009, GEN-011, or our other product candidates.

Our stockholders will experience substantial additional dilution if shares of our preferred stock are converted into, or outstanding warrants are exercised for, common stock.

As of February 11, 2020 there were 1,635 shares of our Series A convertible preferred stock outstanding, which are convertible, without payment of additional consideration, into 204,375 shares of our common stock. As of February 11, 2020, there were 5,122,183 shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $7.66 per share, and 1,310,927 shares of common stock issuable upon the exercise of stock options outstanding, having a weighted average exercise price of $11.72 per share. The conversion of the outstanding shares of our Series A convertible preferred stock into, or exercise of outstanding options or warrants for, common stock would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.

SEC regulations limit the amount of funds we may raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

Our public float was less than $75 million within 60 days of filing of this Annual Report on Form 10-K. As a result, under General Instruction I.B.6 to Form S-3, the amount of funds we can raise through primary public offerings of securities, including through our ATM, in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by our non-affiliates. We are subject to this limitation until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC.

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

We are currently conducting our GEN-009 Phase 1/2a clinical trial. We anticipate reporting the preliminary clinical results for our GEN-009 Part B clinical trial in the second or third quarter of 2020. Based upon this evaluation, we will consider whether it is appropriate to continue the study. A decision to stop the study would result in a delay in the clinical progress, approval and commercialization of GEN-009. Even if the results are successful, such results may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. Our product candidates may require complex manufacturing processes and scaling up these processes can cause changes in the product that may not be apparent until the product is further tested during Phase 3 trials.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, manufacturing, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive non-clinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical trials are expensive, time-consuming and uncertain as to outcome. We may gain regulatory approval for GEN-009, GEN-011 or our other current or potential future clinical and non-clinical product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for our product candidates, or we may never obtain regulatory approval for these product candidates for any indication in any jurisdiction.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays caused by us or third parties in conducting clinical trials for GEN-009;

•	delays by us in reaching a consensus with regulatory agencies on trial design, including the IND for GEN-011;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required Institutional Review Board ("IRB") approval at each clinical trial site;

•
imposition of a clinical hold by regulatory agencies or an IRB for any reason, including safety concerns raised by other clinical trials of similar vaccines that may reflect an unacceptable risk with GEN-009 or GEN-011 or after an inspection of clinical operations or trial sites;

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

Our active product candidate, GEN-009, GEN-011 and our future potential product candidates arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for vaccines, immunotherapies and medical treatments.

We have concentrated our research and development efforts on T cell vaccine and immunotherapy technology, which is a novel approach for vaccines, immunotherapies and medical treatments, and our future success is highly dependent on the successful development of T cell immunotherapies in general, and our active development product and current and future product candidates in particular. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to vaccines and immunotherapies may prevent further development or approval of our current and future product candidates. There can be no assurance that any development problems we or others researching T cell vaccines and immunotherapies may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Because of the novelty of this approach, there may be unknown safety risks associated with the vaccines and immunotherapies that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe AEs caused by the vaccines and immunotherapies. If approved, the novel mechanism of action of the vaccines may adversely affect physician and patient perception and uptake of our products.

Our product candidates are uniquely manufactured for each patient and we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities. If we or any of the third-party manufacturers with whom we contract encounter these types of difficulties, our ability to provide our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure. Some of our third-party manufacturers are located outside the U.S., and we may encounter disruption in clinical material supplies due to logistics, as well as risk of adverse regulatory action due to local regulatory oversight.

We custom design and manufacture our product candidates. Manufacturing unique lots of these product candidates is susceptible to product loss or failure due to issues with:

•	logistics associated with the collection of a patient’s tumor or blood;

•	batch-specific manufacturing failures or issues that arise due to the uniqueness of each patient-specific batch that may not have been foreseen;

•	quality control testing failures;

•	unexpected failures of batches placed on stability;

•	novel assays, cell selection or other components within our manufacturing processes;

•	significant costs associated with individualized manufacturing that may adversely affect our ability to continue development;

•	successful and timely manufacture and release of the patient-specific batch;

•	shipment issues encountered during transport of the batch to the site of patient care; and

•	our reliance on single-source suppliers.

As certain of our product candidates are manufactured for each individual patient, we will be required to maintain a chain of identity with respect to each patient’s sample, sequence data derived from such sample, analyze results of such patient’s immunologic profile, and the custom manufactured product for each patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in product mix-up, adverse patient outcomes, loss of product, or regulatory action, including withdrawal of any approved products from the market. Further, as our product candidates are developed through early-stage clinical studies to later-stage clinical trials towards approval and commercialization, we expect that multiple aspects of the complicated collection, analysis, manufacture and delivery processes will be modified in an effort to optimize processes and results. These changes may not achieve the intended objectives, and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of clinical trials.

Novel vaccine adjuvants, including those in our GEN-009 product candidate, may pose an increased safety risk to patients.

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

Even if we receive regulatory approval for our product candidates, such immunotherapies will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product candidates, including our active development product, GEN-009, GEN-011 and any other potential future immunotherapy product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct technical development, non-clinical studies and clinical trials for our product candidates, including our active clinical development product, GEN-009, GEN-011 and any other future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We rely, and intend to continue to rely on, on third party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our GEN-009 and GEN-011 clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We compete with many other companies for the resources of these third parties. The third parties on whom we rely generally may terminate their engagements at any time and having to enter into alternative arrangements would delay development and commercialization of our product candidates.

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

We do not have any manufacturing facilities or personnel. We do not expect to independently conduct all aspects of our product manufacturing. We intend to rely on third parties with respect to manufacturing GEN-009 and GEN-011. We have also relied on third party suppliers and manufacturers to manufacture and supply vaccines for other clinical trials. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for GEN-009 and GEN-011. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We are a party to a number of license and collaboration agreements that are important to our business, and we may enter into additional license or collaboration agreements in the future. For example, our discovery platform is built, in part, around patents exclusively in-licensed from academic or research institutions. See “Business - License Agreements” for a description of our in-license agreement with Harvard and Oncovir. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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

Even if we obtain marketing approval for GEN-009, GEN-011 or any other products that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:

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

Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future health care reform measures. Third-party payors, such as government health care programs, private health insurers and managed care organizations, decide for which drugs they will provide coverage and establish reimbursement levels. Coverage and reimbursement decisions by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. Coverage and reimbursement can vary significantly from payor to payor. As a result, obtaining coverage and reimbursement approval for a product from each government and other third-party payor may require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately, with no assurance that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that coverage determinations or reimbursement amounts will not reduce the demand for or require us to lower the price of or provide discounts on, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.

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

In the United States, and in some foreign jurisdictions, the legislative landscape continues to evolve. Our revenue prospects could be affected by changes in health care spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Healthcare Reform Act, as well as by the ongoing efforts to eliminate or significantly modify the Healthcare Reform Act. For example, recent tax reform legislation eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage. See “Business- Government Regulation-Reimbursement”. It is likely that federal and state legislatures within the United States as well as foreign governments will continue to consider changes to existing health care legislation.

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

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. The Budget Control Act of 2011, as amended, or the Budget Control Act, includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2029. Any significant spending reductions affecting Medicare, Medicaid, or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.

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

Other companies that are seeking to identify antigens for the development of vaccines and T cell receptor therapies using predictive tools include Achilles Therapeutics Ltd., Adaptive Biotechnologies Corp., BioNTech SE, Cellular Biomedicine Group Inc., Eutilex Co., Ltd., Genentech, Inc., Gilead Sciences, Inc., Gritstone Oncology Inc., Iovance Biotherapeutics Inc., Marker Therapeutics, Inc., Merck & Co., Inc., Moderna Inc., Oncotherapy Science Inc., PACT Pharma Inc., Vaccibody AS and Ziopharm Oncology Inc.

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

In April 2018, we entered into an amended and restated loan and security agreement with Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.) (“Hercules”), which was subsequently amended in November 2019 (as amended, the "2018 Term Loan"). The 2018 Term Loan provides up to $14.0 million of debt financing. The 2018 Term Loan has interest only payments through December 31, 2020. Thereafter, we are obligated to make payments that will include equal installments of principal and interest through the maturity date of May 2021. At December 31, 2019, $13.4 million was outstanding under the 2018 Term Loan, as amended.

All obligations under the 2018 Term Loan are secured by substantially all of our existing property and assets, excluding our intellectual property and in-licensed technology. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

•
we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and

•
our failure to comply with the restrictive covenants in the 2018 Term Loan could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce its security interest in the assets securing such indebtedness.

To the extent that additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. If we do not make scheduled payments when due, or otherwise materially breach or experience an event of default under the 2018 Term Loan Hercules could accelerate our total loan obligation or enforce its security interest against us.

Failure to satisfy our current and future debt obligations under the 2018 Term Loan could result in an event of default. In addition, other events, including certain events that are not entirely in our control, such as the occurrence of a material adverse event on our business, could cause an event of default to occur. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the 2018 Term Loan we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, Hercules could seek to enforce its security interests in the assets securing such indebtedness. If we are unable to pay amounts due to Hercules upon acceleration of the 2018 Term Loan or if Hercules enforces its security interest against our assets securing our indebtedness to Hercules, our ability to continue to operate our business may be jeopardized.

We are subject to certain restrictive covenants which, if breached, could result in the acceleration of our debt under the 2018 Term Loan and have a material adverse effect on our business and prospects.

The 2018 Term Loan imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

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

We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer, Girish Aakalu, Ph.D., our Chief Business Officer, Tom Davis, M.D., our Chief Medical Officer, Diantha Duvall, our Chief Financial Officer, Jessica Flechtner, Ph.D., our Chief Scientific Officer, and Narinder Singh, our Senior Vice President of Pharmaceutical Sciences and Manufacturing. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms, based on the status of our clinical development programs and the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraudulent or other illegal activity by our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails: to comply with the laws of the FDA and similar foreign regulatory bodies; to provide true, complete and accurate information to the FDA and similar foreign regulatory bodies; to comply with manufacturing standards we have established; to comply with federal, state and foreign health care fraud and abuse laws and regulations; to report financial information or data accurately; or to disclose unauthorized activities to us. In particular, the promotion, sale and marketing of health care items and services, as well as certain business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, structuring and commission(s), certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). While we are not a “covered entity” or “business associate” subject directly to regulation under HIPAA, HIPAA’s criminal provisions can apply to entities other than “covered entities” or “business associates” in certain circumstances. Accordingly. we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted.

The collection and use of personal health data in the European Union is governed by the provisions of the General Data Protection Regulation (“GDPR”) which came into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States may result in significant fines and other administrative penalties. In the United States, several state legislatures are considering enacting new data privacy legislation. One example of such legislation that has already been passed is the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to receive certain details regarding the processing of their data by covered companies, the right to request deletion of their data, and the right to opt out of sales of their data. The CCPA additionally imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The

CCPA provides for imposition of substantial fines on companies that violate the law and also confers a private right of action on data subjects to seek statutory or actual damages for breaches of their personal information.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, consultants, third-party vendors, and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks could also include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business.

Risks Related to Our Common Stock

Our largest stockholder, New Enterprise Associates (“NEA”), could exert significant influence over us and could limit your ability to influence the outcome of key transactions, including any change of control.

Our largest stockholder, NEA, beneficially owns, in the aggregate, shares representing approximately 30% of our outstanding common stock as of January 31, 2020. In addition, one member of our board of directors is associated with NEA. As a result, we expect that NEA will be able to exert significant influence over our business. NEA may have interests that differ from your interests, and it may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

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

Further, any future lawsuits or litigation could result in substantial costs and divert our management's attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our common stock being delisted from The Nasdaq Capital Market.

If our stock price falls below $1.00 per share, we may not continue to qualify for continued listing on The Nasdaq Capital Market or The Nasdaq Global Market. To maintain listing, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although Nasdaq could require a longer period.

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

On May 22, 2019, we effected a reverse stock split of our issued and outstanding common stock, par value $0.001, at a ratio of one-for-eight. As such, prior to June 10, 2019 the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, and Nasdaq provided written notice that we achieved compliance with the Nasdaq listing rules. Even though we did regain compliance with minimum closing bid price of $1.00 per share by June 10, 2019, there is no guarantee that we will remain in compliance thereafter. The delisting of our common stock would significantly affect the ability of investors to trade our common stock and negatively impact the liquidity and price of our common stock. In addition, the delisting of our common stock could materially adversely impact our ability to raise capital on acceptable terms or at all. Delisting from Nasdaq could also have other negative results, including the potential loss of confidence by our current or prospective third-party providers and collaboration partners, the loss of institutional investor interest, and fewer licensing and partnering opportunities.

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

As a public company, we incur significant legal, insurance, accounting and other expenses. In addition, our administrative staff are required to perform additional tasks. We invest resources to comply with evolving laws, regulations and standards, and this investment could result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Due to the recent changes in the shareholder class action landscape, director and officer liability insurance has been more expensive. If this trend continues we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our principal executive office is located at 100 Acorn Park Drive, 5th floor, Cambridge, Massachusetts 02140. We have two leases at this address, and in aggregate, we occupy approximately 34,200 square feet of laboratory and office space. In March 2020, we will occupy an additional 22,440 square feet of laboratory and office space. The lease for just office space expires in February 2020, while the lease for laboratory and office space expires in February 2025. We believe that our existing facilities are sufficient for our present operations, but that in the near future our existing facility space will need to be expanded to meet the demands of our future lab operations or we will have to move into a new facility.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuers Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on The Nasdaq Capital Market under the symbol “GNCA” since December 17, 2018. Prior to that, our common stock had been publicly traded on The Nasdaq Global Market since February 5, 2014.

Holders

As of February 11, 2020, there were approximately 14 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding stock options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6,445,288	$8.48	245,430	(2)

(1) Includes information regarding our Amended and Restated 2014 Equity Incentive Plan.
(2) Does not include 1,098,116 shares added to the Amended and Restated 2014 Equity Incentive Plan under the evergreen provision on January 1, 2020.

Item 6.        Selected Financial Data

Not applicable.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company that seeks to discover and develop novel cancer immunotherapies using our ATLASTM proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or "antigen" in that patient's tumor. We believe that this approach optimizes antigen selection for immunotherapies such as cancer vaccines and cellular therapies by identifying the antigens to which the patient can respond. Consequently, we believe that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

Our most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS. We expect to file an IND application for GEN-011 in the second quarter of 2020.

Financing and business operations

We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of December 31, 2019, we had received an aggregate of $399.3 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At December 31, 2019, our cash and cash equivalents were $40.1 million.

Since inception, we have incurred significant operating losses. Our net losses were $39.0 million and $27.8 million for the years ended December 31, 2019 and 2018, respectively, and our accumulated deficit was $331.0 million as of December 31, 2019. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

In October 2019, we entered into a purchase agreement with LPC pursuant to which LPC purchased $2.5 million of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock (subject to certain ownership limitations) based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued 289,966 shares of our common stock to LPC as a commitment fee.

In June 2019, we completed an underwritten public offering in which we sold 10.5 million shares of our common stock at a price of $3.50 per share, for gross proceeds of approximately $36.8 million. This underwritten public offering also included an overallotment option for the underwriters for 1.6 million shares, which they exercised in full on June 26, 2019. This generated additional gross proceeds of $5.5 million. We incurred approximately $3.9 million of offering-related expenses, resulting in total net proceeds of $38.4 million.

In February 2019, we completed a private placement financing transaction in which we issued shares of our common stock, pre-funded warrant to purchase shares of our common stock, and warrants to purchase shares of our common stock for gross cash proceeds of approximately $15.0 million. We incurred $1.2 million of offering-related expenses, resulting in total net proceeds of $13.8 million.

In January 2018, we completed two underwritten public offerings in which we issued common stock, warrants, and preferred shares for net proceeds of approximately $51.7 million.

As reflected in our consolidated financial statements, we used cash to fund operating activities of $37.7 million for the year ended December 31, 2019 and had $40.1 million available in cash and cash equivalents at December 31, 2019. In addition, we had an accumulated deficit of $331.0 million and anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Until such time, if ever, as we attempt to generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings, strategic transactions, proceeds from sale of our common stock under our at-the-market equity offering program, and other sources of funding. If we are unable to raise additional funds when needed, we may be required to implement further cost reduction strategies, including ceasing development of GEN-009, GEN-011, and other corporate programs and activities. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.

We believe that our cash and cash equivalents at December 31, 2019 are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2021.

Costs related to clinical trials can be unpredictable and there can be no guarantee that our current balances of cash and cash equivalents combined with proceeds received from other sources, will be sufficient to fund our trials or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for, or commercially launch GEN-009, GEN-011 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, collaboration and licensing arrangements, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, which could result in a decision to pause or delay development or advancement of clinical trials for one or more of our product candidates. Similarly, we may decide to pause or delay development or advancement of clinical trials for one or more of our product candidates if we believe that such development or advancement is imprudent or impractical.

Financial Overview

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	salaries and related expenses;

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

We expense internal research and development costs to operations as incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

The following table identifies research and development expenses for our product candidates as follows (in thousands):

	Years ended December 31,		Increase
	2019	2018	(Decrease)
Phase 1/2a programs	$16,462	$6,234	$10,228
Discovery and pre-IND	7,141	14,888	(7,747)
Other research and development	3,349	4,087	(738)
Total research and development	$26,952	$25,209	$1,743

Phase 1/2a programs are Phase 1 or Phase 2 development activities. Discovery and pre-IND includes costs incurred to support our discovery research and translational science efforts up to the initiation of Phase 1 development. Other research and development includes costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in executive and other administrative functions. Other general and administrative expenses include facility costs, and professional fees associated with consulting, corporate and intellectual property legal expenses, and accounting services.

Other income (expense)

Other income (expense) consists of the change in warrant liability, interest expense, net of interest income, and other expense for miscellaneous items, such as the transaction expenses.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts of assets, liabilities and expenses reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates or assumptions.

While our significant accounting policies are described in more detail in Note 2. Summary of significant accounting policies appearing in Item 8 in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses. This process involves a thorough review of open contracts and purchase orders and an evaluation by internal personnel to identify services received that have been performed for us and estimating the associated cost incurred for these services for which we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to CROs in connection with clinical trials, CMOs with respect to preclinical and clinical materials and intermediaries, and vendors in connection with preclinical development activities.

We base our expenses related to clinical trials on our estimates of the services performed pursuant to contracts with clinical sites that conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of required data submission. In recording service fees, we make estimates based upon the time period over which services will be performed or other observable and measurable progress points as defined in the contracts, such as number of patients enrolled, number of sites, or extent of services performed in each period. The calculated amount of service fee expense is compared to the actual payments made pursuant to the contract's billing schedule to determine the resulting prepaid or accrual position. If our estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. To date, there has been no material differences from our estimates to the amount incurred.

Warrants to Purchase Redeemable Securities

We have recorded the warrants issued in a 2018 public offering to purchase redeemable securities (the "2018 Public Offering Warrants") as a liability on our balance sheets. As the 2018 Public Offering Warrants are liability-classified, we remeasure the fair value of the 2018 Public Offering Warrants at each reporting date. We calculated the estimated fair value of the 2018 Public

Offering Warrants using a Monte Carlo simulation. The Monte Carlo simulation requires the input of assumptions, including our stock price, the volatility of our stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers our probability of being acquired during each annual period within the 2018 Public Offering Warrant term, as an acquisition event can potentially impact the settlement of the 2018 Public Offering Warrants. Changes to the assumptions used in determining the fair value of the 2018 Public Offering Warrants could result in materially different fair values of the 2018 Public Offering Warrants.

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

	Years Ended December 31,		Increase
(in thousands)	2019	2018	(Decrease)
Operating expenses:
Research and development	$26,952	$25,209	$1,743
General and administrative	12,037	14,309	(2,272)
Total operating expenses	38,989	39,518	(529)
Loss from operations	(38,989)	(39,518)	(529)
Other income (expense):
Change in fair value of warrant	986	14,757	(13,771)
Interest expense, net	(946)	(1,021)	(75)
Other expense	(1)	(2,029)	(2,028)
Total other income	39	11,707	(11,668)
Net loss	$(38,950)	$(27,811)	$11,139

Research and development expenses

Research and development expenses increased $1.7 million to $27.0 million for the year ended December 31, 2019 from $25.2 million for the year ended December 31, 2018. The increase was due largely to increased external manufacturing costs of approximately $2.2 million, increased headcount-related costs of approximately $0.6 million, and increased clinical costs of approximately $0.3 million, offset by decreased consulting and professional services costs of approximately $1.3 million.

We expect that our overall research and development expenses will increase due to our continued development of our clinical operations and our supply chain capabilities for our GEN-009 program. We also expect to incur costs related to the preparation and submission of an investigational new drug ("IND") application and subsequent initiation of a clinical trial for the advancement of GEN-011.

General and administrative expenses

General and administrative expense decreased approximately $2.3 million to $12.0 million for the year ended December 31, 2019 from $14.3 million for the year ended December 31, 2018. The decrease was primarily due to reduced legal costs of approximately $2.2 million. In 2018, the Company incurred significant legal fees related to shareholder litigation, which was settled in 2019.

We anticipate that our general and administrative expenses will increase in the future to support the expected growth in our business, expand our operations and organizational capabilities. Additionally, if and when we believe regulatory approval of our first product candidate appears likely, we anticipate that we will increase costs in preparation for commercial launch.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in the fair value of the 2018 Public Offering Warrants, which were recorded at their fair value on the date of issuance and are remeasured as of any warrant exercise date and at the end of each reporting period. The decrease in income is attributed to a smaller decrease in our stock price than that in the prior year.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities, offset by interest earned on our cash equivalents.

Other income (expense)

Other income (expense) decreased $2.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. For the year ended December 31, 2018, other expense included $2.2 million of transaction costs allocated to the warrants related to the 2018 Public Offering Warrants.

Liquidity and Capital Resources

Overview

Since our inception in 2006, we have funded operations primarily through proceeds from public issuances of common stock, our long-term debt and the private placement of our common stock.

As of December 31, 2019, we had approximately $40.1 million in cash and cash equivalents.

In April 2018, we entered into an amended and restated loan and security agreement with Hercules Capital, Inc. ("Hercules"), which was subsequently amended in November 2019 (as amended, the "2018 Term Loan"). The 2018 Term Loan provides a $14.0 million term loan. The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 8.00% or (ii) the sum of 3.00% plus the prime rate. The 2018 Term Loan provides for interest-only payments until January 1, 2021. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. We are also obligated to pay an end of term charge of $1.0 million at maturity. As of December 31, 2019, the Company had outstanding borrowings of $13.4 million.

In October 2019, we entered into a purchase agreement with LPC pursuant to which LPC purchased $2.5 million of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued 289,966 shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to 5,227,323 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock.

In June 2019, we entered into an underwriting agreement relating to the underwritten public offering of 10,500,000 shares of our common stock, par value $0.001 per share, at a price to the public of $3.50 per share, for gross proceeds of approximately $36.8 million (the “2019 Public Offering”). We also granted the underwriters an option to purchase up to an additional 1,575,000 shares of common stock (“Overallotment Option”). In June 2019, the underwriters exercised this option in full. We received approximately $5.5 million in gross proceeds from the underwriter’s exercise of the Overallotment Option. In connection with the 2019 Public Offering, inclusive of the Overallotment Option, we incurred approximately $3.9 million of offering-related expenses, resulting in total net proceeds of $38.4 million.

In February 2019, we completed a private placement financing transaction (the “Private Placement”). We issued 3,199,998 shares (the “Shares”) of common stock, prefunded warrants (the “Pre-Funded Warrants”) to purchase 531,250 shares of common stock (the “Pre-Funded Warrant Shares”), and warrants (the “Private Placement Warrants”) to purchase up to 932,812 shares of common stock (the “Warrant Shares”). The Shares, Pre-Funded Warrants and Private Placement Warrants (collectively, the “Units”) were sold at a purchase price of $4.02 per Unit. We received net cash proceeds of approximately $13.8 million for the purchase of the Shares, Pre-Funded Warrant Shares and Warrant Shares.

Cash Flows

The following table summarizes our sources and uses of cash for the years ended December 31, 2019 and 2018 (in thousands):

	Years ended December 31,		Increase
	2019	2018	(Decrease)
Net cash used in operating activities	$(37,734)	$(41,235)	$(3,501)
Net cash used in investing activities	(1,087)	(131)	956
Net cash provided by financing activities	52,901	55,455	(2,554)
Net increase in cash and cash equivalents	$14,080	$14,089	$(9)

Operating Activities

Net cash used in operations decreased $3.5 million to $37.7 million for the year ended December 31, 2019 from $41.2 million for the year ended December 31, 2018. The decrease in net cash used was due to favorable changes in working capital attributable to accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities increased $1.0 million to $1.1 million of cash used in investing activities for the year ended December 31, 2019 compared to $0.1 million of cash used in investing activities for the year ended December 31, 2018. The increase in cash used in investing activities was due to increased purchases of property and equipment.

Financing Activities

Net cash provided by financing activities decreased $2.6 million to $52.9 million for the year ended December 31, 2019 from $55.5 million of cash provided by financing activities for the year ended December 31, 2018. In 2018, we generated net proceeds of $51.7 million from a 2018 public offering of common stock and warrants and we generated net proceeds of $2.9 million from the sale of shares of common stock issued pursuant to our ATM facility, whereas in 2019, the Private Placement generated net proceeds of $13.8 million, the 2019 Public Offering generated net proceeds of $38.4 million, and the transactions pursuant to the purchase agreement with LPC generated net proceeds of $2.5 million. During the years ended December 31, 2019 and 2018, we made payments of $1.9 million and $0.5 million on our long term debt.

Operating Capital Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third party clinical trial services, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We expect that our existing cash and cash equivalents are sufficient to support our operations into the first quarter of 2021. As reflected in the consolidated financial statements, we had available cash and cash equivalents of $40.1 million at December 31, 2019. In addition, we had cash used in operating activities of $37.7 million for the year ended December 31, 2019. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these financial statements, raise substantial doubt about our ability to continue as a going concern. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials for GEN-009;

•	the progress, timing, and costs of manufacturing GEN-009 for planned clinical trials;

•	the outcome, timing, and costs of seeking regulatory approvals, including an IND application for GEN-011;

•	the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;

•	the terms and timing of any future collaborations, grants, licensing, consulting, or other arrangements that we may establish;

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

•
the costs of commercialization activities for GEN-009 and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities; and

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

We had cash and cash equivalents of approximately $40.1 million as of December 31, 2019. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2019.

Item 8.        Financial Statements and Supplementary Data

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable-assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"), and includes those policies and procedures that:

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On February 12, 2020, our board of directors (the “Board”) elected Gisela M. Schwab, M.D., age 63, to the Board as an independent director, effective February 14, 2020. Ms. Schwab will be a Class II director of the Company and will be nominated for re-election at the annual meeting of our stockholders to be held in 2022.

Dr. Schwab has served as President, Product Development and Medical Affairs and Chief Medical Officer of Exelixis, Inc. (“Exelixis”) since February 2016. Previously she served as Executive Vice President and Chief Medical Officer of Exelixis from January 2008 to February 2016 and as Senior Vice President and Chief Medical Officer of Exelixis from September 2006 to January 2008. From 2002 to 2006, she held the position of Senior Vice President and Chief Medical Officer at Abgenix, Inc. (“Abgenix”), a human antibody-based drug development company. She also served as Vice President, Clinical Development, at Abgenix from 1999 to 2001. Prior to working at Abgenix, from 1992 to 1999, she held positions of increasing responsibility at Amgen Inc., most recently as Director of Clinical Research and Hematology/Oncology Therapeutic Area Team Leader. From August 2011 through July 2014, Dr. Schwab served as a member of the board of directors of Topotarget A/S, a publicly-held biopharmaceutical company. Since June 2012 she has served as a member of the board of directors of Cellerant Therapeutics, Inc. a privately-held biopharmaceutical company and since March 2015, she has served as a member of the board of directors of Nordic Nanovector A.S., a Norwegian biotechnology company. She received her Doctor of Medicine degree from the University of Heidelberg, trained at the University of Erlangen-Nuremberg and the National Cancer Institute and is board certified in internal medicine and hematology and oncology. We believe that Dr. Schwab’s scientific expertise, which includes advancing product candidates through development and regulatory approval to commercial launch, qualifies her to serve as a member of our Board.

Dr. Schwab will receive compensation for her service as a director in accordance with our non-employee director compensation policy, including an annual director fee of $35,000. Pursuant to our non-employee director compensation policy and our Amended and Restated 2014 Equity Incentive Plan and non-qualified stock option award agreement, Dr. Schwab will receive an award of stock options to purchase 9,375 shares of our common stock on February 14, 2020.

In accordance with our customary practice, we have entered into an indemnification agreement with Dr. Schwab, which requires us to indemnify her against certain liabilities that may arise in connection with her status or service as a director. The indemnification agreement also provides for an advancement of expenses incurred by Dr. Schwab in connection with any proceeding relating to her status as a director. The foregoing description is qualified in its entirety by the full text of the form of indemnification agreement, which was filed with the Securities and Exchange Commission as Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 333-197247), and which is incorporated herein by reference.

There is no arrangement or understanding between Dr. Schwab and any other person pursuant to which Dr. Schwab was selected as a director. Other than as described above, there are no transactions involving Dr. Schwab requiring disclosure under Item 404(a) of Regulation S-K of the Securities and Exchange Commission.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Information about our Executive Officers,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of the Stockholders.

Item 11.        Executive and Director Compensation

The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Party Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 14.        Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for each of the years ended December 31, 2019 and 2018

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

Genocea Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Genocea Biosciences, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genocea Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019.

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
February 13, 2020

Genocea Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$40,127	$26,361
Prepaid expenses and other current assets	1,457	696
Total current assets	41,584	27,057
Property and equipment, net	2,617	2,582
Right of use assets	6,306	—
Restricted cash	631	316
Other non-current assets	1,473	1,160
Total assets	$52,611	$31,115

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$553	$1,659
Accrued expenses and other current liabilities	4,611	3,816
Lease liabilities	1,117	—
Current portion of long-term debt	—	5,257
Total current liabilities	6,281	10,732
Non-current liabilities:
Long-term debt, net of current portion	13,407	9,565
Warrant liability	2,486	3,472
Lease liabilities, net of current portion	5,395	—
Other non-current liabilities	—	11
Total liabilities	27,569	23,780
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; (shares authorized of 25,000,000 at December 31, 2019 and 2018; 1,635 shares issued and outstanding at December 31, 2019 and 2018)	701	701
Common stock, $0.001 par value; (shares authorized of 85,000,000 and 250,000,000 at December 31, 2019 and 2018; 27,452,900 shares issued and outstanding at December 31, 2019 and 10,846,397 shares issued and outstanding at December 31, 2018)	27	11
Additional paid-in capital	355,268	298,627
Accumulated deficit	(330,954)	(292,004)
Total stockholders’ equity	25,042	7,335
Total liabilities and stockholders’ equity	$52,611	$31,115

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018
Operating expenses:
Research and development	$26,952	$25,209
General and administrative	12,037	14,309
Total operating expenses	38,989	39,518
Loss from operations	(38,989)	(39,518)
Other income (expense):
Change in fair value of warrant	986	14,757
Interest expense, net	(946)	(1,021)
Other expense	(1)	(2,029)
Total other income	39	11,707
Net loss	$(38,950)	$(27,811)

Comprehensive loss	$(38,950)	$(27,811)
Net loss per share - basic and diluted	$(1.89)	$(2.69)
Weighted-average number of common shares used in computing net loss per share	20,644	10,321

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

			Preferred	Additional		Total
	Common Shares		Shares	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2017	3,592	$3	$—	$258,140	$(264,193)	$(6,050)
Issuance of common stock, net	7,230	8	701	38,077	—	38,786
Issuance of common Stock; ESPP purchase	25	—	—	67	—	67
Stock-based compensation expense	—	—	—	2,153	—	2,153
Issuance of warrants in connection with debt modification	—	—	—	190	—	190
Net loss	—	—	—	—	(27,811)	(27,811)
Balance at December 31, 2018	10,847	$11	$701	$298,627	$(292,004)	$7,335
Issuance of common stock, net	16,530	16	—	54,653	—	54,669
Issuance of common stock; ESPP purchase	71	—	—	130	—	130
Exercise of stock options	5	—	—	21	—	21
Stock-based compensation expense	—	—	—	1,837	—	1,837
Net loss	—	—	—	—	(38,950)	(38,950)
Balance at December 31, 2019	27,453	$27	$701	$355,268	$(330,954)	$25,042

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(38,950)	$(27,811)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,097	1,088
Stock-based compensation	1,837	2,153
Allocation of proceeds to transaction expenses	—	2,115
Change in fair value of warrant liability	(986)	(14,757)
Gain on sale of equipment	(29)	(78)
Write-off of deferred financing fees	110	355
Non-cash interest expense	504	643
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(803)	53
Right of use assets, net of lease liabilities	206	—
Other non-current assets	(423)	(989)
Accounts payable	(1,106)	(2,103)
Accrued expenses and other liabilities	809	(1,904)
Net cash used in operating activities	(37,734)	(41,235)
Investing activities
Purchases of property and equipment	(1,135)	(241)
Proceeds from sale of equipment	48	110
Net cash used in investing activities	(1,087)	(131)
Financing activities
Proceeds from equity offerings, net of issuance costs	54,669	55,458
Payment of deferred financing costs	—	(127)
Proceeds from long-term debt	—	592
Repayment of long-term debt	(1,919)	(535)
Proceeds from exercise of stock options	21	—
Proceeds from the issuance of common stock under ESPP	130	67
Net cash provided by financing activities	52,901	55,455
Net increase in cash, cash equivalents and restricted cash	$14,080	$14,089
Cash, cash equivalents and restricted cash at beginning of period	26,678	12,589
Cash, cash equivalents and restricted cash at end of period	$40,758	$26,678
Non-cash financing activities and supplemental cash flow information
Cash paid in connection with operating lease liabilities	$1,637	$—
Cash paid for interest	$1,103	$1,074
Warrants issued in connection with debt modification	$—	$190

See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.

Notes to Consolidated Financial Statements

1. Organization and operations

The Company

Genocea Biosciences, Inc. (the “Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company seeks to discover and develop novel cancer immunotherapies using its ATLASTM proprietary discovery platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or "antigen" in that patient's tumor. The Company believes that this approach optimizes antigen selection for immunotherapies such as cancer vaccines and cellular therapies. Consequently, the Company believes that ATLAS could lead to more immunogenic and efficacious cancer immunotherapies.

The Company’s most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which it is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. The Company is also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS, and is targeting an IND filing for GEN-011 in the second quarter of 2020.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks and uncertainties common to companies in the biotech and pharmaceutical industry, including, but not limited to, the risks associated with the uncertainty of success of its preclinical and clinical trials; the challenges associated with gaining regulatory approval of product candidates; the risks associated with commercializing pharmaceutical products, if approved for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high costs of drug development; compliance with government regulations, competition from companies with greater financial, technological and other resources; and the uncertainty of being able to secure additional capital when needed to fund operations.

Accounting Standards Update ("ASU"), 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), also referred to as Accounting Standards Codification ("ASC") 205-40 (“ASC 205-40”), requires the Company to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. As of December 31, 2019, the Company had an accumulated deficit of $331.0 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, strategic transactions, and other sources of funding. If the Company is unable to raise additional funds when needed, the Company may be required to implement further cost reduction strategies, including ceasing development of GEN-009, GEN-011, and other corporate programs and activities.

As reflected in the consolidated financial statements, the Company had available cash and cash equivalents of $40.1 million at December 31, 2019. In addition, the Company had cash used in operating activities of $37.7 million for the year ended December 31, 2019. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of significant accounting policies

The following is a summary of significant accounting policies followed in the preparation of these financial statements.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include those accounts of the Company and a wholly-owned subsidiary after elimination of all intercompany accounts and transactions. The Company operates as one segment, which is discovering, researching, developing and commercializing novel cancer immunotherapies.

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

Cash and cash equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. The carrying values of money market funds approximate fair value due to their short-term maturities.

Prepaid research and development

Cash advances paid by the Company prior to receipt of preclinical or clinical material and preclinical and clinical trial services are recorded as prepaid research and development costs. The prepayments are applied against future research and development costs. The Company expects the carrying value of prepaid research and development costs to be fully realized.

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

Development of software for internal use

The Company accounts for the costs of software developed or obtained for internal use in accordance with ASC 350-40, Internal-Use Software (“ASC 350-40”). Costs of materials, consultants, payroll, and payroll-related costs for employees incurred in developing internal-use software are capitalized as incurred. These costs are included in property and equipment, net on the consolidated balance sheet. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Amortization is recorded using the straight-line method over the estimated useful lives of the respective asset which is three to five years.

Impairment of long-lived assets

The Company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values. Long-lived assets to be disposed are reported at the lower of the carrying amount or fair value less cost to sell. The Company recognized no asset impairment losses in the years ended December 31, 2019 and 2018.

Deferred financing costs

Offering costs primarily consist of direct and incremental expenses incurred related to debt and equity financing in accordance with ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The Company presents debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction of the carrying value of the debt liability, consistent with the accounting treatment of debt discounts in accordance with ASU 2015-03. The amortization of deferred debt financing costs follows the effective interest rate method.

Fair value of financial instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1—Fair values are determined by utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2—Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

•	Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The Company's financial assets consist of cash equivalents and the Company's financial liabilities consist of a warrant liability.

The fair value of the Company’s cash equivalents is determined using quoted prices in active markets. The Company's cash equivalents consist of money market funds that are classified as Level 1.

The fair value of the Company’s warrant liability is determined using a Monte Carlo simulation. See Note 9. Warrants for assumptions used and methodologies utilized in calculating the estimated fair value. The Company’s warrant liability is classified as Level 3.

Leases

At the inception of the contract, the Company determines if an arrangement is a lease and has a lease term greater than 12 months. A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases. All leases that are concluded to be in accordance with ASU No. 2018-11, Leases (Topic 842): Targeted Improvements are included in lease right-of-use (“ROU”) assets and lease liabilities in the consolidated balance sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an estimate of its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset is reduced by deferred lease payments and unamortized lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for fixed lease payments on operating leases are recognized over the expected term on a straight-line basis, while lease expense for fixed lease payments on financing leases are recognized using the effective interest method over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. The non-lease components generally consist of common area maintenance that is expensed as incurred.

Research and development expenses

Research and development costs are expensed as incurred. The Company has entered into various research and development contracts with research institutions and other companies. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed or when the goods have been received rather than when the payment is made. When evaluating the adequacy of the related accrued liabilities, the Company analyzes progress of the studies and/or services performed, including the phase or completion of events, invoices received and contracted costs.

Stock-based compensation expense

The Company accounts for its stock-based compensation to employees in accordance with ASC 718, Compensation-Stock Compensation and adjusts the amounts recorded each period to reflect actual forfeitures.

Effective January 1, 2019, the Company recognizes stock-based compensation expense for stock-based awards, including grants of stock options and restricted stock, made to non-employee consultants based on the estimated fair value on the date of grant, over the requisite service period. Through December 31, 2018, the Company recognized stock-based compensation expense for stock-based awards granted to non-employee consultants based on the fair value of the awards on each date on which the awards vest. Stock-based compensation expense was recognized over the vesting period, provided that services were rendered by such non-employee consultants during that time. At the end of each financial reporting period, the fair value of unvested options was re-measured using the then-current fair value of the common stock of the Company and updated assumptions in the Black-Scholes option-pricing model.

For awards that vest or begin vesting upon achievement of a performance condition, the Company recognizes stock-based compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution model over the implicit service period. Certain of the Company’s awards that contain performance conditions also require the Company to estimate the number of awards that will vest, which the Company estimates when the performance condition is deemed probable of achievement.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Basic and diluted net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, because dilutive common shares are not assumed to have been issued if their effect is antidilutive. The Company reported a net loss for the years ended December 31, 2019 and 2018.

New Accounting Pronouncements

The following new accounting pronouncements were adopted by the Company on January 1, 2019:

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaced existing guidance in ASC 840, “Leases”, and in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The new standard establishes a ROU that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The adoption of ASC 842 resulted in the Company recognizing ROU assets and related operating lease liabilities of $1.7 million and $1.8 million, respectively, in the consolidated balance sheet as of January 1, 2019. The Company used the modified retrospective method of adoption, with January 1, 2019 as the effective date of initial application.

The Company elected the short-term lease recognition exemption for all leases that qualify. The Company also elected the package of practical expedients for leases that commenced prior to January 1, 2019, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share Based Payment Accounting. The new standard largely aligns the accounting for share-based payment awards issued to employees and nonemployees by expanding the scope of ASC 718 to apply to nonemployee share-based transactions, as long as the transaction is not effectively a form of financing. The Company adopted the provisions of ASU No. 2018-17 effective January 1, 2019, which did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2019.

The following new accounting pronouncements have been issued but are not yet effective as of December 31, 2019:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The new standard is effective beginning January 1, 2020. Based on the composition of the Company's investment portfolio, which includes only money market funds, and the insignificance of the Company's other financial assets, current market conditions, and historical credit loss activity, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial position and results of operations and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new standard requires public entities to disclose certain new information and modifies some disclosure requirements. The new standard is effective beginning January 1, 2020. The Company does not expect that the adoption of this standard will have a material impact on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The new standard is effective beginning January 1, 2020. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial position and results of operations and related disclosures.

3. Fair value of financial instruments

The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
Assets
Cash equivalents	39,971	39,971	—	—
Total assets	$39,971	$39,971	$—	$—

Liabilities
Warrant liability	2,486	—	—	2,486
Total liabilities	$2,486	$—	$—	$2,486

December 31, 2018
Assets
Cash equivalents	24,651	24,651	—	—
Total assets	$24,651	$24,651	$—	$—

Liabilities
Warrant liability	3,472	—	—	3,472
Total liabilities	$3,472	$—	$—	$3,472

The following table reflects the change in the Company’s Level 3 warrant liability (in thousands):

Warrant liability
Balance at Issuance (January 2018)	$18,231
Change in fair value	(14,757)
Warrants exercised	(2)
Balance at December 31, 2018	$3,472
Change in fair value	(986)
Balance at December 31, 2019	$2,486

4. Property and equipment, net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$4,125	$3,761
Internally developed software	2,547	1,970
Leasehold improvements	1,524	1,524
Furniture and office equipment	456	447
Computer hardware	338	338
Internally developed software in progress	97	—
Total property and equipment	9,087	8,040
Accumulated depreciation and amortization	(6,470)	(5,458)
Property and equipment, net	$2,617	$2,582

Depreciation expense was $0.7 million for both the years ended December 31, 2019 and 2018, respectively. Amortization related to the Company's internally developed software was $0.4 million for both the years ended December 31, 2019 and 2018, respectively.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Payroll and employee-related costs	$2,245	$2,147
Research and development costs	1,607	759
Other current liabilities	759	910
Total	$4,611	$3,816

6. Commitments and contingencies

Operating Leases

As of January 1, 2019, the Company has entered into two lease agreements for two floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts.

In March 2019, the Company entered into a sublease agreement for a portion of office space lease through February 2020. Since the Company retained its obligations under the sublease, it did not adjust the lease liability, however the sublease is being reflected as a reduction of lease expense.

In May 2019, the Company entered into a lease extension for office and lab space through February 2025. As a result of the lease term extension, the Company recognized an increase in the ROU assets of $5.4 million and associated lease liabilities of $5.3 million. The associated lease obligation for the extension is included in the Company’s ROU assets and associated lease liabilities as of December 31, 2019. The Company has the option to extend the lease terms for an additional five years, which is not included in the Company's ROU assets and associated lease liabilities as of December 31, 2019.

In July 2019, the Company exercised an option for additional office and lab space from March 2020 through February 2025. As the Company does not have the right to use or control the office space, the Company has not included the associated lease obligation in its determination of ROU assets and associated lease liabilities as of December 31, 2019. The Company's lease obligation associated with the additional lab and office space is $7.2 million and will be reflected as a lease liability upon it's right to use the office space in March 2020.

For the year ended December 31, 2019, lease expense, net of sublease income, was $1.5 million.

The weighted average remaining lease term and weighted average discount rate of the Company's operating leases are as follows:

December 31, 2019
Weighted average remaining lease term in years	5.12
Weighted average discount rate	8.27%

Finance Lease

In December 2019, the Company entered into an agreement to lease lab equipment for a term of 15 months. The Company determined that the agreement qualifies as a finance lease based on the criteria that the Company holds the option to purchase the asset and is reasonably certain to exercise at the end of the lease term. The ROU asset and lease liability were calculated using an incremental borrowing rate of 7.95%. Lease payments on this lease begin in January 2020.

The following table summarizes the presentation in the Company's consolidated balance sheets:

Leases (in thousands)	Classification	December 31, 2019
Assets
Operating	Lease right-of-use asset	$6,156
Finance	Lease right-of-use asset	150
Total leased assets		$6,306
Liabilities
Current
Operating	Lease liabilities	$990
Finance	Lease liabilities	127
Non-current
Operating	Lease liabilities, net of current portion	5,373
Finance	Lease liabilities, net of current portion	22
Total lease liabilities		$6,512

The minimum lease payments related to the Company's operating leases in accordance with ASC 842 as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$1,477	$134	$1,611
2021	1,473	23	1,496
2022	1,511	—	1,511
2023	1,548	—	1,548
2024 and thereafter	1,853	—	1,853
Total lease payments	$7,862	$157	$8,019
Less imputed interest	(1,500)	(7)	(1,507)
Total	$6,362	$150	$6,512

The following information is disclosed in accordance with ASC 840, which was applicable until the adoption of ASC 842 as of January 1, 2019. As of December 31, 2018, future minimum commitments under the Company's operating leases with initial terms of more than one year were as follows (in thousands):

Total Lease Commitments
2019	$1,637
2020	274
Total	$1,911

For the year ended December 31, 2018, under ASC 840, the Company paid $1.5 million in rent expense.

At December 31, 2019 and 2018, the Company has an outstanding letter of credit of $0.6 million and $0.3 million, respectively, with a financial institution related to a security deposit for the office and lab space lease. The amount is secured by cash on deposit and expires on February 28, 2025.

Contractual obligations

The Company has entered into certain agreements with various contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), which generally include cancellation clauses.

Harvard University License Agreement

              The Company has an exclusive license agreement with Harvard University (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. The Company is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of December 31, 2019, the Company has paid $0.3 million in aggregate milestone payments. The Company is obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed upon development plan. In addition, the Company is obligated to achieve specified development milestones and in the event the Company is unable to meet its development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, the Company is obligated to pay Harvard royalties on the net sales of such products and services sold by the Company, the Company's affiliates, and the Company's sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The sales-based royalty due by the Company’s sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties the Company receives from such sublicensee, depending on the type of product. Based on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third-party payments required to be made. In addition to the royalty payments, if the Company receives any additional revenue (cash or non-cash) under any sublicense, the Company must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.

              This license agreement with Harvard will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. The Company may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement in the event of a material breach by the Company that remains uncured; in the event of our insolvency, bankruptcy, or similar circumstances; or if the Company challenges the validity of any patents licensed to us.

Oncovir License and Supply Agreement

In January 2018, the Company entered into a License and Supply Agreement with Oncovir, Inc. (“Oncovir”). The agreement provides the terms and conditions under which Oncovir will manufacture and supply an immunomodulator and vaccine adjuvant, Hiltonol® (poly-ICLC) (“Hiltonol”), to the Company for use in connection with the research, development, use, sale, manufacture, commercialization and marketing of products combining Hiltonol with the Company's technology (the “Combination Product”). Hiltonol is the adjuvant component of GEN-009, which will consist of synthetic long peptides or neoantigens identified using the Company's proprietary ATLAS platform, formulated with Hiltonol.

              Oncovir granted the Company a non-exclusive, assignable, royalty-bearing worldwide license, with the right to grant sublicenses through one tier, to certain of Oncovir’s intellectual property in connection with the research, development, or commercialization of Combination Products, including the use of Hiltonol, but not the use of Hiltonol for manufacturing or the use or sale of Hiltonol alone. The license will become perpetual, fully paid-up, and royalty-free on the later of January 25, 2028 or the date on which the last valid claim of any patent licensed to the Company under the agreement expires.

Under this agreement, the Company is obligated to pay Oncovir low to mid six figure milestone payments upon the achievement of certain clinical trial milestones for each Combination Product and the first marketing approval for each Combination Product in certain territories, as well as tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.

              The Company may terminate the agreement upon a decision to discontinue the development of the Combination Product or upon a determination by the Company or an applicable regulatory authority that Hiltonol or a Combination Product is not clinically safe or effective. The agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution.

7. Long-term debt

In April 2018, the Company entered into an amended and restated loan and security agreement with Hercules Capital, Inc. ("Hercules"), which was subsequently amended in November 2019 (as amended, the "2018 Term Loan"). The 2018 Term Loan provides a $14.0 million term loan. The 2018 Term Loan matures on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 8.00%, or (ii) the sum of 3.00% plus the prime rate. The 2018 Term Loan provides for interest-only payments until January 1, 2021. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. The Company is obligated to pay an end of term charge of $1.0 million at maturity. The Company evaluated the November 2019 amendment to the 2018 Term Loan and concluded that it was a modification pursuant to ASC 470-50, Debt (Topic 470).

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property. Hercules has a perfected first-priority security interest in certain cash, cash equivalents and investment accounts. The 2018 Term Loan contains non-financial covenants, representations and a Material Adverse Effect provision. There are no financial covenants. A "Material Adverse Effect" means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of December 31, 2019, the Company was in compliance with all covenants of the 2018 Term Loan. The 2018 Term Loan is automatically redeemable upon a change in control. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore, the debt balance is classified according to the contractual payment terms at December 31, 2019.

In connection with a previously issued term loan in 2014 the Company issued common stock warrants to Hercules which expired unexercised in November 2019. In connection with the 2018 Term Loan, the Company issued common stock warrants to Hercules (the “Hercules Warrant”). See Note 9. Warrants.

As of December 31, 2019 and 2018, the Company had outstanding borrowings of $13.4 million and $14.8 million, respectively. During the years ended December 31, 2019 and 2018, the Company made payments of $1.9 million and $0.5 million on its long term debt. Interest expense was $1.6 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively.

Future principal payments, including the End of Term Charges, are as follows (in thousands):

December 31,
2019
2020	$—
2021	13,960
Total	$13,960

8. Stockholders' equity

2019 Public Offering

In June 2019, the Company entered into an underwriting agreement relating to the public offering of 10,500,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $3.50 per share, for gross proceeds of approximately $36.8 million (the “2019 Public Offering”). The Company also granted the underwriters an option to purchase up to an additional 1,575,000 shares of common stock (“Overallotment Option”). On June 26, 2019, the underwriters exercised this option in full. The Company received approximately $5.5 million in gross proceeds from the underwriter’s exercise of the Overallotment Option. In connection with the 2019 Public Offering, inclusive of the Overallotment Option, the Company received net proceeds of $38.4 million.

Private Placement

In February 2019, the Company completed a private placement financing transaction (the “Private Placement”). The Company issued 3,199,998 shares of common stock, prefunded warrants (the “Pre-Funded Warrants”) to purchase 531,250 shares of common stock (the “Pre-Funded Warrant Shares”), and warrants (the “Private Placement Warrants”) to purchase up to 932,812 shares of common stock (the “Warrant Shares”). The Shares, Pre-Funded Warrants and Private Placement Warrants (collectively, the “Units”) were sold at a purchase price of $4.02 per Unit. The Company received net cash proceeds of approximately $13.8 million for the purchase of the Shares, Pre-Funded Warrant Shares and Warrant Shares. See Note 9. Warrants.

The Company had the option to issue additional shares of common stock in a second closing (the “Second Closing”) for gross proceeds of up to $24.2 million. The occurrence of the Second Closing was conditioned on top-line results from Part A of the Company's Phase 1/2a clinical trial for GEN-009 and a decision by the Company's board of directors to proceed with the Second Closing. In June 2019, the Company announced top-line results from this trial but elected not to proceed with the Second Closing. In lieu of the Second Closing, the Company proceeded with the 2019 Public Offering.

2018 Public Offering

In January 2018, the Company entered into two underwriting agreements, the first relating to the public offering of 6,670,625 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 3,335,313 shares of common stock (“2018 Public Offering Warrants”), at a combined price of $8.00 per share, for gross proceeds of approximately $53.4 million (the “2018 Common Stock Offering”) and the second relating to the public offering of 1,635 shares of the Company’s Series A convertible preferred stock ("Preferred Stock"), par value $0.001 per share, which are convertible into 204,375 shares of common stock, and accompanying warrants to purchase up to 102,188 shares of common stock for gross proceeds of approximately $1.6 million (the “Preferred Stock Offering,” and together with the 2018 Common Stock Offering, the “January 2018 Financing”). The Company received approximately $1.0 million in gross proceeds and issued 119,718 shares of common stock and warrants to purchase up to 179,757 shares of common stock from the underwriters' exercise of their overallotment option.

Preferred Stock

Each share of preferred stock is convertible into 125 shares of common stock, subject to certain adjustments upon stock dividends and stock splits. The holders of preferred stock shall be entitled to receive dividends in the same form as dividends actually paid on shares of common stock when, as and if such dividends are declared by the Board of Directors and paid on shares of the common stock, on an as-if-converted-to-common stock basis.

Issuance costs

In connection with the January 2018 Financing, the Company incurred approximately $4.0 million of issuance costs. The Company allocated approximately $2.6 million of the issuance costs to the common and preferred stock within additional paid-in capital and immediately expensed approximately $1.4 million of the issuance costs allocated to the liability classified 2018 Public Offering Warrants.

Warrants

See Note 9. Warrants.

Hercules

In connection with the 2018 Loan Agreement with Hercules, the Company also entered into an amendment to the November 2014 equity rights letter agreement (the “Amended Equity Rights Letter Agreement”). Hercules has the right to participate in any one or more subsequent private placement equity financings of up to $2.0 million on the same terms and conditions as purchases by the other investors in each subsequent equity financing. The Amended Equity Rights Letter Agreement will terminate upon the earlier of (1) such time when Hercules has purchased $2.0 million of subsequent equity financing securities in the aggregate, and (2) the later of (a) the repayment of all indebtedness under the 2018 Term Loan, or (b) the expiration or termination of the exercise period for the Hercules Warrant. See Note 9. Warrants.

Agreement with Lincoln Park Capital

In October 2019, the Company entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased shares of the Company's common stock at a purchase price of $2.587 per share and received net proceeds of approximately $2.5 million. In addition, for a period of thirty months, the Company has the right, at its sole discretion, to sell up to an additional $27.5 million of the Company's common stock based on prevailing market prices of its common stock at the time of each sale. In consideration for entering into the purchase agreement, the Company issued 289,966 shares of its common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to 5,227,323 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. The Company determined that the right to sell additional shares represents a freestanding put option that meets the criteria of a derivative pursuant to ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required.

At-the-market equity offering program

In 2015, the Company entered into an agreement, as amended, with Cowen and Company, LLC to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell shares of its common stock at prevailing market prices from time to time. Through December 31, 2019, the Company has sold an aggregate of 463,887 shares under the ATM and received approximately $4.0 million in net proceeds.

9. Warrants

As of December 31, 2019, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding:

	Shares	Exercise price	Expiration date	Classification
Hercules Warrant	41,177	$6.80	Q2 2023	Equity
2018 Public Offering Warrants	3,616,944	$9.60	Q1 2023	Liability
Private Placement Warrants	932,812	$4.52	Q1 2024	Equity
Pre-Funded Warrants	531,250	$0.08	Q1 2039	Equity
	5,122,183

Hercules Warrant

The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Company determined that the Hercules Warrant should be equity classified in accordance with ASC 480, Distinguishing Liabilities from Equity ("ASC 480") for all periods presented.

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

The Company determined that the 2018 Public Offering Warrants should be liability classified in accordance with ASC 480. As the 2018 Public Offering Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2018 Public Offering Warrants at their estimated fair value of approximately $18.2 million. In connection with the Company's remeasurement of the 2018 Public Offering Warrants to fair value, the Company recorded income of $1.0 million and $14.8 million for the years ended December 31, 2019 and 2018, respectively. The fair value of the warrant liability is approximately $2.5 million and $3.5 million as of December 31, 2019 and 2018, respectively.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrant Liability as of December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Stock Price	$2.07	$2.32
Volatility	50.0% - 116.6%	50.0% - 111.3%
Remaining term (years)	3.1	4.1
Expected dividend yield	—%	—%
Risk-free rate	1.6%	2.4% - 2.5%
Range of annual acquisition event probability	20.0%	0.0% - 30.0%

Private Placement and Prefunded Warrants

The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting our common stock. The Company determined that the Private Placement Warrants and the Pre-Funded Warrants should be equity classified in accordance with ASC 480 for the period ended December 31, 2019. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

10. Stock and employee benefit plans

The Company issues stock options with service conditions, which are generally the vesting of the awards. The Company has also issued stock options that vest upon the satisfaction of certain performance conditions.

The 2014 Equity Incentive Plan ("2014 Equity Plan"), which was subsequently amended and restated in June 2018, provides for the grant of incentive stock options, non-qualified stock options, restricted stock, and other awards to key employees and directors of, and consultants and advisors to, the Company. The 2014 Equity Plan, as amended, provides that the number of shares available for issuance will automatically increase annually on each January 1, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding common stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s board of directors. On January 1, 2020, the total number of shares available for issuance under the 2014 Equity Plan, as amended. increased by 1,098,116 for shares under this provision.

At December 31, 2019, 1,568,535 option awards are reserved for issuance under the Company's equity plans and 245,430 awards remain available for future grants.

Determining the Fair Value of Stock Options

The Company measures the fair value of stock options with service-based and performance-based vesting criteria to employees, consultants and directors on the date of grant using the Black-Scholes option pricing model.

The Company does not have sufficient history to support a calculation of volatility and expected term using only its historical data. As such, the Company has used a weighted-average volatility considering the Company’s own volatility since its initial public offering and the volatilities of several guideline companies. For purposes of identifying similar entities, the Company considered characteristics such as industry, length of trading history, and stage of life cycle. The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The average expected life was determined according to the “simplified method” as described in SAB 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant.

The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years ended December 31,
	2019	2018
Expected volatility	79.7%	78.6%
Risk-free interest rate	2.3%	2.8%
Expected term (in years)	6.0	6.0
Expected dividend yield	0%	0%

The following table summarizes stock option activity for employees and non-employees (shares in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	893	$18.79
Granted	679	$4.36
Exercised	(5)	$4.32
Canceled	(244)	$17.64
Outstanding at December 31, 2019	1,323	$11.65	8.0	$—
Exercisable at December 31, 2019	522	$20.09	6.6	$—

During the years ended December 31, 2019 and 2018, the Company granted stock options to purchase an aggregate of 678,710 and 657,375 shares of its common stock, respectively, with weighted-average grant date fair values of $4.36 and $6.96, respectively.

As of December 31, 2019, there was $3.0 million of total unrecognized compensation cost, related to employee and non-employee stock options granted under the Company’s equity plans. The Company expects to recognize that cost over a remaining weighted-average period of 2.65 years.

Stock-based compensation expense

Total stock-based compensation expense is recognized for stock options and restricted stock granted to employees and non-employees and has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Years ended December 31,
	2019	2018
Research and development	$725	$620
General and administrative	1,112	1,533
Total	$1,837	$2,153

Employee Stock Purchase Plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “2014 ESPP”), which was subsequently amended in June 2018. The 2014 ESPP, as amended, authorizes the issuance of up to 337,597 shares of common stock to participating eligible employees. The 2014 ESPP, as amended, provides for six-month option periods commencing on January 1 and ending June 30, and commencing July 1 and ending December 31 of each calendar year. The Company issued 71,118 and 23,417 shares under the 2014 ESPP, as amended, for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there were 217,985 shares remaining for future issuance under the plan.

401(k) Savings plan

In 2007, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning January 1, 2015, the Company began making matching contributions to participants in this plan. The Company made matching contributions to participants in this plan which totaled $0.2 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

11. Net loss per share

Basic and diluted net loss per share was calculated as follows for the years ended December 31, 2019 and 2018:

	Years ended December 31,
	2019	2018
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(38,950)	$(27,811)
Denominator:
Weighted average common stock outstanding - basic (in thousands)	20,644	10,321
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding - diluted	20,644	10,321
Net loss per share - basic and diluted	$(1.89)	$(2.69)

The following common stock equivalents outstanding as of December 31, 2019 and 2018, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Years ended December 31,
	2019	2018
Stock options	1,323	893
Warrants	4,591	3,668
Total	5,914	4,561

Stock options that are outstanding and contain performance-based vesting criteria for which the performance conditions have not been met are excluded from the calculation of common stock equivalents outstanding.

12. Income taxes

For the years ended December 31, 2019 and 2018, the Company did not record a current or deferred income tax expense or benefit. The Company’s losses before income taxes consist solely of domestic losses. The significant components of the Company’s deferred tax assets are comprised of the following:

	December 31,
	2019	2018
Deferred tax assets:
U.S. and state net operating loss carryforwards	$56,906	$49,614
Capitalized R&D	28,427	25,366
Research and development credits	11,717	10,445
Lease liability	1,779	—
Stock-based compensation	1,053	1,989
Depreciation and amortization	545	640
Accrued expenses	507	450
Other temporary differences	38	85
Total deferred tax assets	100,972	88,589
Less valuation allowance	(99,249)	(88,589)
Deferred tax assets less valuation allowance	$1,723	$—

Deferred tax liabilities:
ROU asset	$(1,723)	$—
Total deferred tax liabilities	(1,723)	—
Net deferred tax assets (deferred tax liabilities)	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2019 and 2018. The valuation allowance increased approximately $10.7 million during the year ended December 31, 2019 due primarily to the generation of net operating losses.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years ended December 31,
	2019	2018
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	6.3%	8.9%
Permanent differences	0.0%	9.0%
Research and development credit	3.3%	6.7%
Change in valuation allowance	(27.4)%	(43.1)%
Other, net	(3.2)%	(2.5)%
Effective tax rate	0.0%	0.0%

As of December 31, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of approximately $211.5 million and $184.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038. The federal net operating losses generated in tax years after December 31, 2017 can be carried forward indefinitely. As of December 31, 2019 and 2018, the Company also had U.S. state net operating loss carryforwards of approximately $197.7 million and $171.1 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2039.

As of December 31, 2019 and 2018, the Company had federal research and development tax credit carryforwards of approximately $8.9 million and $7.8 million, respectively, available to reduce future tax liabilities which expire at various dates through 2039. As of December 31, 2019 and 2018, the Company had state research and development tax credit carryforwards of approximately $3.5 million and $3.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

For all years through December 31, 2019, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. However, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company files income tax returns in the United States and the Commonwealth of Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.

13. Quarterly financial information (unaudited, in thousands, except per share data)

	Three Months Ended,
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Operating expenses	$9,477	10,066	9,584	9,862
Net income (loss)	(15,567)	(6,495)	(7,532)	(9,356)
Net loss per share - basic and diluted	$(1.22)	$(0.42)	$(0.28)	$(0.34)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	12,713	15,344	26,681	27,620

	Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Operating expenses	$10,384	9,788	10,460	$8,886
Net loss	(15,890)	(4,438)	(7,833)	350
Net loss per share - basic and diluted	$(1.78)	$(0.42)	$(0.72)	$0.03
Weighted-average number of common shares used in computing net loss per share - basic and diluted	8,905	10,693	10,829	10,847

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2020.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark

William Clark
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director
William Clark	(Principal Executive Officer)	February 13, 2020

/s/ Diantha Duvall	Chief Financial Officer
Diantha Duvall	(Principal Financial Officer and Principal Accounting Officer)	February 13, 2020

/s/ Kenneth Bate
Kenneth Bate	Director	February 13, 2020

/s/ Ali Behbahani
Ali Behbahani	Director	February 13, 2020

/s/ Katrine Bosley
Katrine Bosley	Director	February 13, 2020

/s/ Ronald Cooper
Ronald Cooper	Director	February 13, 2020

/s/ Michael Higgins
Michael Higgins	Director	February 13, 2020

/s/ Howard Mayer
Howard Mayer, M.D.	Director	February 13, 2020

/s/ George Siber
George Siber, M.D.	Director	February 13, 2020

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on May 21, 2019)

3.4	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.2
Fourth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289 filed on January 19, 2018)

4.4
Form of Class A Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 8-K, File No. 001-36289, filed on February 16, 2018)

4.5
Warrant Agreement between the Company and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

4.6
Form of Pre-Funded Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, File No. 001-36289, filed on February 12, 2019)

4.7
Form of Class B Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 28, 2019)

4.8*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.2++*	Amended and Restated License Agreement between Genocea Biosciences, Inc. and President and Fellows of Harvard College, dated November 19, 2012

10.3
Lease, dated as of July 3, 2012 between TBCI, LLC and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-193043, dated December 23, 2013)

10.4
Agreement Regarding Sublease, dated as of July 9, 2012, by TBCI, LLC, FoldRx Pharmaceuticals, Inc., Pfizer Inc. and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.5†
Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended on June 24, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.6†
Amended and Restated Employment Letter Agreement between William Clark and Genocea Biosciences, Inc., dated January 16, 2014 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

Exhibit Number	Exhibit

10.7†
Genocea Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

10.8†	Genocea Biosciences, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.9†
Form of Nonstatutory Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.10†
Form of Incentive Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.11†
Form of Incentive Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.12†
Form of Nonstatutory Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.13†
Genocea Biosciences, Inc. 2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

10.14†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated May 13, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.15†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated November 5, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.16
Equity Rights Letter Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.17
Sublease Agreement between the Company and the Smithsonian Institution, dated June 15, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 19, 2015)

10.18
First Amendment to Lease, dated May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q, filed on August 5, 2016, File No. 001-36289)

10.19+
License and Supply Agreement, between the Company and Oncovir, Inc., dated January 26, 2018 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 16, 2018).

10.20+
Amended and Restated Loan and Security Agreement between the Company, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 001-36289, filed on August 3, 2018)

10.21
Amendment to Equity Rights Letter Agreement between the Company, Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.), dated April 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

Exhibit Number	Exhibit

10.22
First Amendment to Amended and Restated Loan and Security Agreement between the Company, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc., dated November 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on November 19, 2019)

10.23*
Second Amendment to the Lease, dated May 1, 2019, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc.

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

++
Portions of this exhibit (indicated by asterisks) have been omitted because the Registrant has determined they are not material and would likely cause competitive harm to the Registrant if publicly disclosed.