Form 10-Q
period 2020-03-31
GENOCEA BIOSCIENCES, INC.
filed 2020-04-30
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 28, 2020, there were 27,643,773 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

•	our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing;

•	the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;

•	the availability of materials and equipment, and the potential disruptions in supply chains resulting from the international public health emergency associated with the novel coronavirus (COVID-19);

•	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

•	our intellectual property position;

•	the rate and degree of market acceptance and clinical utility of any approved product candidate;

•	our ability to quickly and efficiently identify and develop product candidates; and

•	our commercialization, marketing and manufacturing capabilities and strategies.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$26,509	$40,127
Prepaid expenses and other current assets	2,562	1,457
Total current assets	29,071	41,584
Property and equipment, net	2,474	2,617
Right of use assets	11,782	6,306
Restricted cash	631	631
Other non-current assets	1,234	1,473
Total assets	$45,192	$52,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$860	$553
Accrued expenses and other current liabilities	4,077	4,611
Lease liabilities	2,028	1,117
Current portion of long-term debt	7,700	—
Total current liabilities	14,665	6,281
Non-current liabilities:
Long-term debt, net of current portion	5,815	13,407
Warrant liability	1,705	2,486
Lease liabilities, net of current portion	9,994	5,395
Total liabilities	32,179	27,569
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; (shares authorized of 25,000,000 at March 31, 2020 and December 31, 2019; 1,635 shares issued and outstanding at March 31, 2020 and December 31, 2019)	701	701
Common stock, $0.001 par value; (shares authorized of 85,000,000 at March 31, 2020 and December 31, 2019, 27,643,773 shares issued and outstanding at March 31, 2020 and 27,452,900 shares issued and outstanding at December 31, 2019)	28	27
Additional paid-in capital	356,091	355,268
Accumulated deficit	(343,807)	(330,954)
Total stockholders’ equity	13,013	25,042
Total liabilities and stockholders’ equity	$45,192	$52,611

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$9,987	$6,460
General and administrative	3,388	3,017
Total operating expenses	13,375	9,477
Loss from operations	(13,375)	(9,477)
Other income (expense):
Change in fair value of warrants	781	(5,787)
Interest expense, net	(259)	(302)
Other income (expense)	—	(1)
Total other income (expense)	522	(6,090)
Net loss	$(12,853)	$(15,567)

Comprehensive loss	$(12,853)	$(15,567)
Net loss per share - basic and diluted	$(0.46)	$(1.22)
Weighted-average number of common shares used in computing net loss per share	28,141	12,713

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands)

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Shares
	Shares	Amount
Balance at December 31, 2019	27,453	$27	$701	$355,268	$(330,954)	$25,042
Issuance of common stock, net	187	1	—	439	—	440
Stock-based compensation expense	—	—	—	384	—	384
Issuance of common stock under employee benefit plans	4	—	—	—	—	—
Net loss	—	—	—	—	(12,853)	(12,853)
Balance at March 31, 2020	27,644	$28	$701	$356,091	$(343,807)	$13,013

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Shares
	Shares	Amount
Balance at December 31, 2018	10,847	$11	$701	$298,627	$(292,004)	$7,335
Issuance of common stock, net	3,200	3	—	14,023	—	14,026
Exercise of stock options	3	—	—	12	—	12
Stock-based compensation expense	—	—	—	429	—	429
Net loss	—	—	—	—	(15,567)	(15,567)
Balance at March 31, 2019	14,050	$14	$701	$313,091	$(307,571)	$6,235

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(12,853)	$(15,567)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	276	272
Stock-based compensation	384	429
Change in fair value of warrant liability	(781)	5,787
Gain on sale of equipment	(13)	—
Non-cash interest expense	109	162
Asset impairment	97	—
Changes in operating assets and liabilities	(1,015)	(1,382)
Net cash used in operating activities	(13,796)	(10,299)
Investing activities
Purchases of property and equipment	(233)	(221)
Proceeds from sale of equipment	16	—
Net cash used in investing activities	(217)	(221)
Financing activities
Proceeds from issuance of common stock, net	440	—
Payments on finance lease	(45)	—
Proceeds from equity offerings, net of issuance costs	—	14,026
Repayment of long-term debt	—	(841)
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	395	13,197
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,618)	$2,677
Cash, cash equivalents and restricted cash at beginning of period	40,758	26,677
Cash, cash equivalents and restricted cash at end of period	$27,140	$29,354
Non-cash financing activities and supplemental cash flow information
Right-of-use asset obtained in exchange for lease liabilities	$5,931	$1,686
Cash paid in connection with operating lease liabilities	$394	$406
Cash paid for interest	$261	$289

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

The Company’s most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which it is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. The Company is also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS, and expects to file an IND in the second quarter of 2020.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks and uncertainties common to companies in the biotech and pharmaceutical industry, including, but not limited to, the risks associated with the uncertainty of success of its preclinical and clinical trials; the challenges associated with gaining regulatory approval of product candidates; the risks associated with commercializing pharmaceutical products, if approved for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high cost of drug development; compliance with government regulations, competition from other companies; the uncertainty of being able to secure additional capital when needed to fund operations; and the challenges and uncertainty associated with the recent outbreak of the coronavirus, or referred to as COVID-19, that have arisen in the global economy, that could adversely impact the Company's operations, supply chain, preclinical development work, clinical trials and ability to raise capital.

Accounting Standards Update (“ASU”), 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), also referred to as Accounting Standards Codification (“ASC”) 205-40 (“ASC 205-40”), requires the Company to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. As of March 31, 2020, the Company had an accumulated deficit of $343.8 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, strategic transactions, and other sources of funding. If the Company is unable to raise additional funds when needed, the Company may be required to implement further cost reduction strategies, including ceasing development of GEN-009, GEN-011, or other corporate programs and activities.

As reflected in the consolidated financial statements, the Company had available cash and cash equivalents of $26.5 million at March 31, 2020. In addition, the Company had cash used in operating activities of $13.8 million for the three months ended March 31, 2020. These factors, combined with the Company’s forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of significant accounting policies

The following is a summary of significant accounting policies followed in the preparation of these condensed consolidated financial statements.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The Company's accounting policies are described in the “Notes to Consolidated Financial Statements” in the Company's 2019 Form 10-K and updated, as necessary, in the Company's Quarterly Reports on Form 10-Q. The December 31, 2019 condensed consolidated balance sheet data presented for comparative purposes were derived from the Company's audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include those accounts of the Company and a wholly owned subsidiary after elimination of all intercompany accounts and transactions. The Company operates as one segment, which is discovering, researching, developing and commercializing novel cancer immunotherapies.

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

Significant accounting policies

There were no changes to significant accounting policies during the three months ended March 31, 2020, as compared to the those disclosed in the 2019 Form 10-K.

New Accounting Pronouncements

The following new accounting pronouncements were adopted by the Company on January 1, 2020:

In 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available-for-sale debt securities. The Company early adopted the standard on January 1, 2020. Based on the composition of the Company's investment portfolio, which includes only money market funds, and the insignificance of the Company's other financial assets, current market conditions, and historical credit loss activity, the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard requires public entities to disclose certain new information and modifies some disclosure requirements. The Company adopted the standard on the required effective date of January 1, 2020. This standard did not have a material impact on the Company's disclosures.

In 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Company adopted the standard on the required effective date of January 1, 2020. This standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

The following new accounting pronouncements have been issued but are not yet effective:

In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes and will be effective beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2019-12 in the consolidated financial statements, including accounting policies, processes, and systems.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

The fair value of the Company’s warrant liability is determined using a Monte Carlo simulation. See Note 8. Warrants for assumptions used and methodologies utilized in calculating the estimated fair value. The Company’s warrant liability is classified as Level 3.

The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Assets:
Cash equivalents	$25,985	$25,985	$—	$—
Total assets	$25,985	$25,985	$—	$—

Liabilities:
Warrant liability	$1,705	$—	$—	$1,705
Total liabilities	$1,705	$—	$—	$1,705

December 31, 2019
Assets:
Cash equivalents	$39,971	$39,971	$—	$—
Total assets	$39,971	$39,971	$—	$—

Liabilities:
Warrant liability	$2,486	$—	$—	$2,486
Total liabilities	$2,486	$—	$—	$2,486

The following table reflects the change in the Company’s Level 3 warrant liability (in thousands):

Warrant Liability
Balance at December 31, 2019	$2,486
Change in fair value	(781)
Balance at March 31, 2020	$1,705

4. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Research and development costs	$2,507	$1,607
Payroll and employee-related costs	730	2,245
Other current liabilities	840	759
Total	$4,077	$4,611

5. Commitments and contingencies

Operating leases

As of March 31, 2020, the Company has leases for three floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts.

In July 2019, the Company exercised an option for additional office and lab space from March 2020 through February 2025. The Company's right to use and control the space began in March 2020. As a result of the Company's right to use and control the space, the Company recognized an increase in the right of use (“ROU”) assets of $5.9 million and associated lease liabilities of $5.8 million in March 2020. The Company has the option to extend the lease term for an additional five years, which is not included in the Company's ROU assets and associated lease liabilities as of March 31, 2020.

In May 2019, the Company entered into a lease extension for office and lab space through February 2025. As a result of the lease term extension, the Company recognized an increase in the ROU assets of $5.4 million and associated lease liabilities of $5.3 million. The associated lease obligation for the extension is included in the Company’s ROU assets and associated lease liabilities as of March 31, 2020. The Company has the option to extend the lease terms for an additional five years, which is not included in the Company's ROU assets and associated lease liabilities as of March 31, 2020.

For the three months ended March 31, 2020 and 2019 lease expense, net of sublease income, was $0.5 million and $0.4 million, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company's operating leases are as follows:

	March 31, 2020	March 31, 2019
Weighted average remaining lease term in years	4.92	0.92
Weighted average discount rate	8.13%	10.00%

Finance lease

In December 2019, the Company entered into an agreement to lease lab equipment for a term of 15 months. The Company determined that the agreement qualifies as a finance lease based on the criteria that the Company holds the option to purchase the asset and is reasonably certain to exercise at the end of the lease term. The ROU asset and lease liability were calculated using an incremental borrowing rate of 7.95%. Lease payments on this lease began in January 2020.

The following table summarizes the presentation in the Company's consolidated balance sheets:

Leases (in thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Operating	Lease ROU asset	$11,663	$6,156
Finance	Lease ROU asset	119	150
Total lease assets		$11,782	$6,306
Liabilities
Current
Operating	Lease liabilities	$1,921	$990
Finance	Lease liabilities	107	127
Non-current
Operating	Lease liabilities, net of current portion	9,994	5,373
Finance	Lease liabilities, net of current portion	—	22
Total lease liabilities		$12,022	$6,512

The minimum lease payments related to the Company's operating and finance leases in accordance with ASC 842 as of March 31, 2020 were as follows (in thousands):

	Operating leases	Finance lease	Total
2020	$2,110	$89	$2,199
2021	2,871	23	2,894
2022	2,943	—	2,943
2023	3,017	—	3,017
2024 and thereafter	3,609	—	3,609
Total lease payments	$14,550	$112	$14,662
Less imputed interest	(2,635)	(5)	(2,640)
Total	$11,915	$107	$12,022

At March 31, 2020 and December 31, 2019, the Company has an outstanding letter of credit of $0.6 million, with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires on February 28, 2025.

Contractual obligations

The Company has entered into certain agreements with various contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), which generally include cancellation clauses.

Harvard University License Agreement

              The Company has an exclusive license agreement with Harvard University (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. The Company is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of March 31, 2020, the Company has paid $0.3 million in aggregate milestone payments. The Company is obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed upon development plan. In addition, the Company is obligated to achieve specified development milestones and in the event the Company is unable to meet its development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

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

6.  Long-term debt

In April 2018, the Company entered into an amended and restated loan and security agreement with Hercules Capital, Inc.(“Hercules”), which was subsequently amended in November 2019 (as amended, the “2018 Term Loan”). The 2018 Term Loan provides a $14.0 million term loan. The 2018 Term Loan matures on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 8.00%, or (ii) the sum of 3.00% plus the prime rate. The 2018 Loan Agreement provides for interest-only payments until January 1, 2021. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. The Company is obligated to pay an additional end of term charge of $1.0 million at maturity.

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property. Hercules has a perfected first-priority security interest in certain cash, cash equivalents and investment accounts. The 2018 Term Loan contains non-financial covenants, representations and a Material Adverse Effect provision, as defined herein. There are no financial covenants. A “Material Adverse Effect” means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of March 31, 2020, the Company was in compliance with all covenants of the 2018 Term Loan. The 2018 Term Loan is automatically redeemable upon a change in control. The Company believes acceleration of the repayment of amounts outstanding under the loan is remote, and therefore, the debt balance is classified according to the contractual payment terms at March 31, 2020.

In connection with the 2018 Term Loan, the Company issued common stock warrants to Hercules (the “Hercules Warrant”). See Note 8. Warrants.

As of March 31, 2020 and December 31, 2019, the Company had outstanding borrowings of $13.5 million and $13.4 million, respectively. Interest expense was $0.4 million for each of the three months ended March 31, 2020 and 2019.

Future principal payments, including the End of Term Charges, are as follows (in thousands):

March 31, 2020
2020	$—
2021	13,960
Total	$13,960

7. Stockholders' equity

Agreement with Lincoln Park Capital

In October 2019, the Company entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased $2.5 million of shares of the Company's common stock at a purchase price of $2.587 per share. In addition, for a period of thirty months, the Company has the right, at its sole discretion, to sell up to an additional $27.5 million of the Company's common stock based on prevailing market prices of its common stock at the time of each sale. In consideration for entering into the purchase agreement, the Company issued 289,966 shares of its common stock to LPC as a commitment fee. The purchase agreement limits the Company's sales of shares of common stock to LPC to 5,227,323 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits the Company from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company's common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Company's common stock.

In January 2020, the Company sold 186,986 shares of common stock to LPC, and received net proceeds of approximately $0.4 million.

2019 Public Offering

In June 2019, the Company entered into an underwriting agreement relating to the public offering of 10,500,000 shares of the Company’s common stock, at a price of $3.50 per share, for gross proceeds of approximately $36.8 million (the “2019 Public Offering”). The Company also granted the underwriters an option to purchase up to an additional 1,575,000 shares of common stock (“Overallotment Option”). On June 26, 2019, the underwriters exercised this option in full. The Company received approximately $5.5 million in gross proceeds from the underwriter’s exercise of the Overallotment Option. In connection with the 2019 Public Offering, inclusive of the Overallotment Option, the Company received net proceeds of $38.4 million.

Private Placement

In February 2019, the Company completed a private placement financing transaction (the “Private Placement”). The Company issued 3,199,998 shares of common stock, prefunded warrants (the “Pre-Funded Warrants”) to purchase 531,250 shares of common stock (the “Pre-Funded Warrant Shares”), and warrants (the “Private Placement Warrants”) to purchase up to 932,812 shares of common stock (the “Warrant Shares”). The shares, Pre-Funded Warrants and Private Placement Warrants (collectively, the “Units”) were sold at a purchase price of $4.02 per Unit. The Company received net cash proceeds of approximately $13.8 million for the purchase of the shares, Pre-Funded Warrant Shares and Warrant Shares. See Note 8. Warrants.

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

At-the-market equity offering program

In 2015, the Company entered into an agreement, as amended, with Cowen and Company, LLC to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell shares of its common stock at prevailing market prices from time to time. Through March 31, 2020, the Company has sold an aggregate of 463,887 shares under the ATM and received approximately $4.0 million in net proceeds.

8. Warrants

As of March 31, 2020, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding:

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

2018 Public Offering Warrants

In January 2018, the Company entered into two underwriting agreements, the first relating to the public offering of 6,670,625 shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to 3,335,313 shares of common stock (“2018 Public Offering Warrants”). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the 2018 Public Offering Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the 2018 Public Offering Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the 2018 Public Offering Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the 2018 Public Offering Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

The Company determined that the 2018 Public Offering Warrants should be liability classified in accordance with ASC 480. As the 2018 Public Offering Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2018 Public Offering Warrants at their estimated fair value of approximately $18.2 million. In connection with the Company's remeasurement of the 2018 Public Offering Warrants to fair value, the Company recorded income of approximately $0.8 million and expense of approximately $5.8 million for the three months ended March 31, 2020 and 2019, respectively. The fair value of the warrant liability is approximately $1.7 million and $2.5 million as of March 31, 2020 and December 31, 2019, respectively.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the Warrant Liability as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020	December 31, 2019
Stock price	$1.72	$2.07
Volatility	50.0% - 124.5%	50.0% - 116.6%
Remaining term (years)	2.8	3.1
Expected dividend yield	—	—
Risk-free rate	0.3%	1.6%
Annual acquisition event probability	30.0%	20.0%

Private Placement and Prefunded Warrants

The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting our common stock. The Company determined that the Private Placement Warrants and the Pre-Funded Warrants should be equity classified in accordance with ASC 480 for the period ended March 31, 2020. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

9. Stock and employee benefit plans

The Company issues stock options and restricted stock units (“RSUs”) to employees, which generally vest ratably over a four year service period. The Company measures the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Company measures the fair value of RSUs on the date of grant using the underlying common stock fair value.

Stock-based compensation expense

Total stock-based compensation expense recognized for stock options and RSUs is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	160	182
General and administrative	$224	$247
Total	$384	$429

Stock options

The following table summarizes stock option activity (shares in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,323	$11.65		$—
Granted	66	$1.99
Exercised	—	$—
Cancelled	(19)	$4.85
Outstanding at March 31, 2020	1,370	$11.28	7.90	$—
Exercisable at March 31, 2020	585	$18.90	6.72	$—

RSUs

The following table summarizes RSU activity (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	45	$1.98
Vested	—	$—
Forfeited/cancelled	—	$—
Outstanding as of March 31, 2020	45	$1.98

Employee stock purchase plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan and subsequently amended the plan in June 2018 (the “ESPP”). The ESPP authorizes the issuance of up to 337,597 shares of common stock to participating eligible employees and provides for two six-month offering periods. As of March 31, 2020, there were 217,985 shares remaining for future issuance under the plan.

10. Net loss per share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Basic net loss per share:
Numerator:
Net loss (in thousands)	$(12,853)	$(15,567)
Denominator:
Weighted average common stock outstanding - basic (in thousands)	28,141	12,713
Dilutive effect of shares of common stock equivalents resulting from common stock options and restricted stock units	—	—
Weighted average common stock outstanding - diluted	28,141	12,713
Net loss per share - basic and diluted	$(0.46)	$(1.22)

The following common stock equivalents outstanding as of March 31, 2020 and 2019, presented on an as converted basis, were excluded from the calculation of net loss per share for the periods presented, due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2020	2019
Warrants	4,591	4,600
Stock options	1,370	1,299
RSUs	45	—
Total	6,006	5,899

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

Our most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS. We expect to file an IND for GEN-011 in the second quarter of 2020.

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

ATLAS achieves effective antigen selection by employing components of the T cell arm of the human immune system from each patient. Using ATLAS, we can measure each patient's T cell responses to a comprehensive set of candidate neoantigens, tumor-associated antigens and tumor-associated viral antigens for their own cancer, allowing us to select those targets associated with the anti-tumor T cell responses that may kill that individual's cancer. We believe that ATLAS represents the most comprehensive and accurate system for antigen discovery. Further, we believe ATLAS identifies a novel candidate antigen profile, that of inhibitory T cell responses. Previously, all candidate antigens were thought either to be targets of effective anti-tumor responses (stimulatory), or irrelevant. However, using ATLAS, we have identified inhibitory antigens we call InhibigensTM, which are shown to promote tumor progression in preclinical studies. We have also discovered that an antigen can be stimulatory in one patient and inhibitory in another, reinforcing the importance of selecting each patient's potentially immunogenic antigens.

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

The following describes our active immuno-oncology programs in development:

Our lead program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate. Using ATLAS to identify specific neoantigens, we manufacture a personalized vaccine for each patient using only those neoantigens determined by ATLAS to be stimulatory to that patient's anti-tumor immune responses. We are currently conducting a Phase 1/2a clinical trial for GEN-009 across a range of solid tumor types:

•	Part A of the trial is assessing the safety and immunogenicity of GEN-009 as monotherapy in certain cancer patients with no evidence of disease; and

•
Part B of the trial, for which we have commenced dosing patients, is designed to assess the safety, immunogenicity, and preliminary antitumor activity of GEN-009 in combination with ICI therapy in patients with advanced or metastatic tumors.

The patients in Part A of the trial had little to no detectable tumor at the time of vaccination with GEN-009, but were still at risk of relapse. In the data from the eight dosed patients we observed the following:

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

•	GEN-009 was well tolerated, with no dose-limiting toxicities observed; and

•	Through April 8, 2020, only one of the eight vaccinated patients has developed a recurrent tumor.

We believe the above data confirms the potential antigen selection advantages of ATLAS.

In the fourth quarter of 2019, we began dosing patients for Part B of our GEN-009 study. We anticipate reporting these preliminary clinical results in the third quarter of 2020. We believe that the current patients enrolled are sufficient to determine whether a preliminary clinical signal can be seen, therefore, we have paused enrollment in our GEN-009 Part B trial. Upon review of the preliminary clinical results, we will consider whether it is appropriate to continue the study.

We also are advancing GEN-011, an adoptive T cell therapy specific for neoantigens identified by ATLAS. Adoptive T cell therapies offer an alternative treatment in solid tumors. GEN-011 extracts and specifically expands ATLAS-identified neoantigen-specific T cells from each patient's peripheral blood. We expect to file an IND application for GEN-011 with the U.S. Food and Drug Administration (“FDA”) in the second quarter of 2020, with preliminary clinical results anticipated in the first half of 2021.

We continue to conduct research, principally to explore InhibigenTM biology and ways to further strengthen ATLAS. We also continue to explore additional program opportunities. The COVID-19 pandemic has materially affected our ability to continue such efforts, however, so we cannot provide specific timelines for these efforts to translate into new clinical candidates, which might include non-personalized cancer immunotherapies targeting shared neoantigens, non-mutated tumor-associated antigens, cancers of viral origin such as cancers driven by Epstein-Barr virus infection and InhibigensTM.

Financing and business operations

We commenced business operations in August 2006. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of March 31, 2020, we had received an aggregate of $399.7 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At March 31, 2020, our cash and cash equivalents were $26.5 million.

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

In October 2019, we entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased $2.5 million of shares of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued 289,966 shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to 5,227,323 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. In January 2020, we sold 186,986 shares of common stock to LPC, for net proceeds of approximately $0.4 million.

In June 2019, we completed an underwritten public offering in which we sold 10,500,000 shares of our common stock at a price of $3.50 per share, for gross proceeds of approximately $36.8 million. This underwritten public offering also included an overallotment option for the underwriters for 1,575,000 shares, which they exercised in full on June 26, 2019. This generated additional gross proceeds of $5.5 million. We incurred approximately $3.9 million of offering-related expenses, resulting in total net proceeds of $38.4 million.

In February 2019, we completed a private placement financing transaction in which we issued shares of our common stock, pre-funded warrants to purchase shares of our common stock, and warrants to purchase shares of our common stock for gross cash proceeds of $15.0 million. We incurred $1.2 million of offering-related expenses, resulting in total net proceeds of approximately $13.8 million.

As reflected in our consolidated financial statements, we used cash to fund operating activities of $13.8 million for the three months ended March 31, 2020 and had $26.5 million available in cash and cash equivalents at March 31, 2020. In addition, our net losses were $12.9 million for the three months ended March 31, 2020, and we had an accumulated deficit of $343.8 million. We anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Until such time, if ever, as we attempt to generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings and strategic transactions, and other sources of funding. If we are unable to raise additional funds when needed, we may be required to implement further cost reduction strategies, including ceasing development of GEN-009, GEN-011, and other corporate programs and activities. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about our ability to continue as a going concern.

We believe that our cash and cash equivalents at March 31, 2020 are sufficient to support our operating expenses and capital expenditure requirements into the first quarter of 2021.

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

Financial Overview

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•	salary and related expenses;

•
expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), consultants, and other vendors that conduct our clinical trials and preclinical activities;

•	costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and

•	facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

We expense internal research and development costs to operations as incurred. Nonrefundable advanced payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

The following table identifies research and development expenses for our product candidates as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Phase 1/2a programs	$4,793	$4,720
Discovery and pre-IND	3,809	788
Other research and development	1,385	952
Total research and development	$9,987	$6,460

Phase 1/2a programs are Phase 1 or Phase 2 development activities. Discovery and pre-IND includes costs incurred to support our discovery research and translational science efforts up to the initiation of Phase 1 development. Other research and development include costs that are not specifically allocated to active product candidates, including facilities costs, depreciation expense, and other costs.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate estimates, which include prepaid and accrued research and development expenses and the fair value of our warrant liability. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions.

There were no changes to our critical accounting policies during the three months ended March 31, 2020, as compared to those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 13, 2020.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Increase
(in thousands)	2020	2019	(Decrease)
Operating expenses:
Research and development	$9,987	$6,460	$3,527
General and administrative	3,388	3,017	371
Total operating expenses	13,375	9,477	3,898
Loss from operations	(13,375)	(9,477)	3,898
Other income (expense):
Change in fair value of warrants	781	(5,787)	6,568
Interest expense, net	(259)	(302)	43
Other income (expense)	—	(1)	1
Total other income	522	(6,090)	6,612
Net loss	$(12,853)	$(15,567)	$(2,714)

Research and development expenses

Research and development expenses increased $3.5 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was largely due to increased external manufacturing costs of approximately $2.3 million, increased headcount-related costs of approximately $0.5 million, increased clinical trial costs of approximately $0.3 million, and increased lab supplies costs of approximately $0.2 million.

General and administrative expenses

General and administrative expenses increased $0.4 million in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily due to increased legal costs of approximately $0.2 million, increased consulting and professional services costs of approximately $0.1 million, and increased rent expense of approximately $0.1 million.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in the fair value of the 2018 Public Offering Warrants, which were recorded at their fair value on the date of issuance and are remeasured at the end of each reporting period. The increase in the change in the fair value of warrants was primarily the result of a decrease in our stock price in the three months ended March 31, 2020 as compared to an increase in our stock price in the three months ended March 31, 2019.

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

As of March 31, 2020, we had approximately $26.5 million in cash and cash equivalents.

In April 2018, we entered into an amended and restated loan and security agreement with Hercules Capital, Inc. ("Hercules"), which was subsequently amended in November 2019 (as amended, the “2018 Term Loan”). The 2018 Term Loan provides a $14.0 million term loan. The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 8.00% or (ii) the sum of 3.00% plus the prime rate. The 2018 Term Loan provides for interest-only payments until January

1, 2021. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. We are also obligated to pay an end of term charge of $1.0 million at maturity. As of March 31, 2020, the Company had outstanding borrowings of $13.5 million.

In October 2019, we entered into a purchase agreement with LPC pursuant to which LPC purchased $2.5 million of shares of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued 289,966 shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to 5,227,323 shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. In January 2020, the Company sold 186,986 shares of common stock to LPC, for net proceeds of approximately $0.4 million.

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

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(13,796)	$(10,299)
Net cash used in investing activities	(217)	(221)
Net cash provided by financing activities	395	13,197
Net (decrease) increase in cash and cash equivalents	$(13,618)	$2,677

Operating Activities

Net cash used in operating activities increased $3.5 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The cash used in operations for the three months ended March 31, 2020 was primarily related to the development of our preclinical and clinical candidates.

Investing activities

Net cash used by investing activities was for the purchases of property and equipment in both periods ending March 31, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities decreased $12.8 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. In the three months ended March 31, 2020, the Company sold shares of common stock to

LPC, for net proceeds of approximately $0.4 million. In the three months ended March 31, 2019, the Private Placement generated net proceeds of $13.8 million.

Operating Capital Requirements

Our primary uses of capital are for compensation and related expenses, manufacturing costs for preclinical and clinical materials, third-party clinical trial services, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.

We expect that our existing cash and cash equivalents are sufficient to support our operations into the first quarter of 2021. As reflected in the consolidated financial statements, we had available cash and cash equivalents of $26.5 million at March 31, 2020. In addition, we had cash used in operating activities of $13.8 million for the three months ended March 31, 2020. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these financial statements, raise substantial doubt about our ability to continue as a going concern. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products coupled with the global economic uncertainty that has arisen with the recent outbreak of the coronavirus, or referred to as COVID-19, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Item 3.                           Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents of approximately $26.5 million as of March 31, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                           Risk Factors

There have been no material changes from the risk factors set forth in the Company's Annual Report Form 10-K for the year ended December 31, 2019, except as set forth below.

A pandemic, epidemic or outbreak of an infectious disease, such as the novel coronavirus, or COVID-19, has and may in the future adversely affect our business.

                An outbreak of COVID-19 occurred in China in December 2019 and has spread around the world. The Center for Disease Control (CDC) has recognized this outbreak as a pandemic which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence, and business sentiment. The situation is ever evolving and its effects both short-term and long-term remain unknown. The spread of COVID-19 has resulted in certain disruptions to our business and may result in future additional disruptions to our business. Examples of both include without limitation the following:

•	The COVID-19 pandemic has materially affected our ability to conduct research, principally to explore InhibigenTM biology and ways to further strengthen ATLAS and other program opportunities.

•
The health and wellbeing of our employees and suppliers is at risk- if a critical threshold of our personnel, or the personnel of our suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant manufacturing and business disruption.

•
Our clinical sites may no longer be able to continue with the GEN-009 clinical trial or limit patient enrollment which could have a material impact on our milestones and timelines. Further, clinical sites may not be engaging in new clinical programs which could have a material impact on our GEN-011 program.

•
We have asked most employees who are not directly involved in our GEN-009 and GEN-011 clinical programs to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•	Stay at home orders have significantly limited the ability of individuals from traveling outside the home which may limit our ability to hire new employees or backfill terminated employees.

•
Equity and debt markets have experienced significant volatility since the spread of COVID-19 into the United States. Should significant volatility continue or they experience declines due to the economic impact of COVID-19, we may not be able to raise capital at a reasonable valuation or at all.

The full extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to treat or contain COVID-19 or to otherwise limit its impact, among others.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for marketing applications, clinical trial authorizations or other regulatory submissions to drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, or other regulatory submissions, which could have a material adverse effect on our business.

Item 6.                           Exhibits

Exhibit Number	Exhibit
10.1*	Employment Letter Agreement between Girish Aakalu and Genocea Biosciences, Inc., dated December 6, 2018

10.2*	Employment Letter Agreement between Thomas Davis and Genocea Biosciences, Inc., dated October 1, 2018

10.3*†	Form of Restricted Stock Unit Award Agreement under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019, (iii) Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (v) Notes to Unaudited Condensed Consolidated Financial Statements

* Filed herewith.
† Indicates a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: April 30, 2020	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 30, 2020	By:	/s/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)