Form 10-Q
period 2020-09-30
GENOCEA BIOSCIENCES, INC.
filed 2020-10-29
CIK 1457612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 27, 2020, there were 51,635,257 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K and other filings with the Securities Exchange Commission (the “SEC”), including the following:

•our estimates regarding the timing and amount of funds we require to conduct clinical trials for GEN-009 and GEN-011, to continue preclinical studies for our other product candidates and to continue our investments in immuno-oncology;
•our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing;
•the timing of, and our ability to, obtain and maintain regulatory approvals for our product candidates;
•the effect of the novel coronavirus (COVID-19) pandemic on the economy generally and on our business and operations specifically, including our research and development efforts, our clinical trials and our employees, and the potential disruptions in supply chains and to our third party manufacturers, including the availability of materials and equipment;
•the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;
•our intellectual property position;
•the rate and degree of market acceptance and clinical utility of any approved product candidate;
•our ability to quickly and efficiently identify and develop product candidates; and
•our commercialization, marketing and manufacturing capabilities and strategies.

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

Genocea Biosciences, Inc.
Form 10-Q
For the Quarter Ended September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.                   Financial Statements

Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$87,625	$40,127
Prepaid expenses and other current assets	2,703	1,457
Total current assets	90,328	41,584
Property and equipment, net	3,021	2,617
Right of use assets	10,737	6,306
Restricted cash	631	631
Other non-current assets	1,481	1,473
Total assets	$106,198	$52,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$567	$553
Accrued expenses and other current liabilities	5,784	4,611
Deferred revenue	1,641	—
Lease liabilities	2,080	1,117
Current portion of long-term debt	13,743	—
Total current liabilities	23,815	6,281
Non-current liabilities:
Warrant liabilities	53,237	2,486
Lease liabilities, net of current portion	8,941	5,395
Long-term debt, net of current portion	—	13,407
Total liabilities	85,993	27,569
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; (shares authorized of 25,000,000 at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and 1,635 shares issued and outstanding at December 31, 2019)	—	701
Common stock, $0.001 par value; (shares authorized of 170,000,000 at September 30, 2020 and 85,000,000 at December 31, 2019, 51,563,631 shares issued and outstanding at September 30, 2020 and 27,452,900 shares issued and outstanding at December 31, 2019)	52	27
Additional paid-in capital	379,836	355,268
Accumulated deficit	(359,683)	(330,954)
Total stockholders’ equity	20,205	25,042
Total liabilities and stockholders’ equity	$106,198	$52,611

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License revenue	$453	$—	$1,359	$—

Operating expenses:
Research and development	7,548	6,826	26,123	20,135
General and administrative	3,644	2,758	10,511	8,992
Total operating expenses	11,192	9,584	36,634	29,127
Loss from operations	(10,739)	(9,584)	(35,275)	(29,127)
Other income (expense):
Change in fair value of warrants	10,767	2,206	11,770	289
Interest expense, net	(377)	(154)	(1,001)	(755)
Other expense	(4,206)	—	(4,223)	(1)
Total other income (expense)	6,184	2,052	6,546	(467)
Net loss	$(4,555)	$(7,532)	$(28,729)	$(29,594)

Comprehensive loss	$(4,555)	$(7,532)	$(28,729)	$(29,594)

Net loss per share:
Basic	$(0.08)	$(0.28)	$(0.76)	$(1.62)
Diluted	$(0.26)	$(0.28)	$(1.01)	$(1.62)
Weighted-average number of shares used in computing net loss per share:
Basic	55,492	26,681	37,657	18,297
Diluted	61,130	26,681	39,550	18,297

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands)

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Shares
	Shares	Amount
Balance at December 31, 2019	27,453	$27	$701	$355,268	$(330,954)	$25,042
Issuance of common stock, net	187	1	—	439	—	440
Stock-based compensation expense	—	—	—	384	—	384
Issuance of common stock under employee benefit plans	4	—	—	—	—	—
Net loss	—	—	—	—	(12,853)	(12,853)
Balance at March 31, 2020	27,644	$28	$701	$356,091	$(343,807)	$13,013
Issuance of common stock, net	2,287	2	—	5,797	—	5,799
Stock-based compensation expense	—	—	—	486	—	486
Issuance of common stock under employee benefit plans	33	—	—	60	—	60
Net loss	—	—	—	—	(11,321)	(11,321)
Balance at June 30, 2020	29,964	$30	$701	$362,434	$(355,128)	$8,037
Issuance of common stock, net	21,391	22	—	16,162	—	16,184
Stock-based compensation expense	—	—	—	533	—	533
Issuance of common stock under employee benefit plans	4	—	—	6	—	6
Conversion of preferred stock to common stock	205	—	(701)	701	—	—
Net loss	—	—	—	—	(4,555)	(4,555)
Balance at September 30, 2020	51,564	$52	$—	$379,836	$(359,683)	$20,205

			Preferred Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Common Shares
	Shares	Amount
Balance at December 31, 2018	10,847	$11	$701	$298,627	$(292,004)	$7,335
Issuance of common stock, net	3,200	3	—	14,023	—	14,026
Stock-based compensation expense	—	—	—	429	—	429
Issuance of common stock under employee benefit plans	3	—	—	12	—	12
Net loss	—	—	—	—	(15,567)	(15,567)
Balance at March 31, 2019	14,050	$14	$701	$313,091	$(307,571)	$6,235
Issuance of common stock, net	12,074	12	—	38,155	—	38,167
Stock-based compensation	—	—	—	474	—	474
Issuance of common stock under employee benefit plans	26	—	—	57	—	57
Net loss	—	—	—	—	(6,495)	(6,495)
Balance at June 30, 2019	26,150	$26	$701	$351,777	$(314,066)	$38,438
Issuance of common stock, net	—	—	—	(23)	—	(23)
Stock-based compensation	—	—	—	490	—	490
Net loss	—	—	—	—	(7,532)	(7,532)
Balance at September 30, 2019	26,150	$26	$701	$352,244	$(321,598)	$31,373

See accompanying notes to unaudited condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(28,729)	$(29,594)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	867	825
Stock-based compensation	1,403	1,392
Change in fair value of warrant liability	(11,770)	(289)
Allocation of proceeds to transaction expenses	4,219	—
Non-cash interest expense	336	471
Asset impairment	97	—
Gain on sale of equipment	—	(19)
Changes in operating assets and liabilities	1,568	(1,534)
Net cash used in operating activities	(32,009)	(28,748)
Investing activities
Purchases of property and equipment	(1,214)	(989)
Proceeds from sale of equipment	26	19
Net cash used in investing activities	(1,188)	(970)
Financing activities
Proceeds from issuance of common stock, net	80,740	52,171
Proceeds from issuance of common stock under employee benefit plans	66	69
Payments on finance lease	(111)	—
Repayment of long-term debt	—	(1,919)
Net cash provided by financing activities	80,695	50,321
Net increase in cash, cash equivalents and restricted cash	$47,498	$20,603
Cash, cash equivalents and restricted cash at beginning of period	40,758	26,677
Cash, cash equivalents and restricted cash at end of period	$88,256	$47,280
Non-cash financing activities and supplemental cash flow information
Right-of-use asset obtained in exchange for lease liabilities	$5,931	$5,385
Cash paid in connection with operating lease liabilities	$1,800	$1,226
Cash paid for interest	$787	$843
Property and equipment included in accounts payable and accrued expenses	$181	$150

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

The Company’s most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which it is conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. The Company is also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS. In September 2020, the Company received notice from the U.S. Food and Drug Administration (“FDA”) that it has accepted the Company's Investigational New Drug (“IND”) Application for GEN-011 to initiate a Phase 1/2a clinical trial. The Company is currently initiating sites for this clinical trial.

The Company is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks and uncertainties common to companies in the biotech and pharmaceutical industry, including, but not limited to, the risks associated with the uncertainty of success of its preclinical and clinical trials; the challenges associated with gaining regulatory approval of product candidates; the risks associated with commercializing pharmaceutical products, if approved for marketing and sale; the potential for development by third parties of new technological innovations that may compete with the Company’s products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high cost of drug development; competition from other companies; the uncertainty of being able to secure additional capital when needed to fund operations; and the challenges and uncertainty associated with the outbreak of the coronavirus, or referred to as COVID-19, that have arisen in the global economy, that could adversely impact the Company's operations, supply chain, preclinical development work, clinical trials and ability to raise capital.

Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements-Going Concern (“ASC 205-40”), requires the Company to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. As of September 30, 2020, the Company had an accumulated deficit of $359.7 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, strategic transactions, or other sources of funding. If the Company is unable to raise additional funds when needed, the Company may be required to implement further cost reduction strategies, including ceasing development of GEN-009, GEN-011 or other corporate programs and activities.

As reflected in the consolidated financial statements, the Company had available cash and cash equivalents of $87.6 million at September 30, 2020. In addition, the Company had cash used in operating activities of $32.0 million for the nine months ended September 30, 2020. The Company’s available cash and cash equivalents at September 30, 2020 are expected to fund operations to mid-2022.

2. Summary of significant accounting policies

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The Company's accounting policies are described in the “Notes to Consolidated Financial Statements” in the Company's 2019 Form 10-K and updated, as necessary, in the Company's Quarterly Reports on Form 10-Q. The December 31, 2019 condensed consolidated balance sheet data presented for comparative purposes were derived from the Company's audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include those accounts of the Company and a wholly owned subsidiary after elimination of all intercompany accounts and transactions. The Company operates as one segment, which is discovering, researching, developing and commercializing novel cancer immunotherapies.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued manufacturing and research and development expenses, revenue recognition, and warrant liabilities, which could change period to period based on changes in facts and circumstances. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Significant accounting policies

There were no changes to significant accounting policies during the nine months ended September 30, 2020, as compared to the those disclosed in the 2019 Form 10-K, except as set forth below.

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

Contract liabilities

The Company records a contract liability, classified as deferred revenue on its condensed consolidated balance sheet, when it has received payment but has not yet satisfied the related performance obligations. In the event of an early termination of a contract with customer, any contract liabilities would be recognized in the period in which all Company obligations under the agreement have been fulfilled.

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

The following new accounting pronouncement has been issued but is not yet effective:

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

Under the terms of the MTA, Shionogi paid the Company a total of $3.0 million in non-refundable, creditable (with respect to the up-front fee pursuant to a development and commercialization agreement) fees. Prior to the expiration of the MTA, Shionogi has the option to negotiate a development and commercialization agreement. If executed, the terms of the development and commercialization agreement are expected to include an upfront payment, regulatory and sales milestones, and tiered royalties. Final terms of the development and commercialization agreement will be based on evaluation of the HSV-2 assets and overall diligence. If licensed, Shionogi will assume responsibility for global development and commercialization of an HSV-2 vaccine product.

Management evaluated the promised goods and services within the MTA and determined those which represented separate performance obligations. As a result, management concluded there were two separate performance obligations at the inception of the MTA: (i) a combined performance obligation consisting of a limited use research license and the delivery of the initial antigen materials and (ii) the right to negotiate a license prior to expiration of the MTA, which was deemed to be a material right. The Company determined that the exclusive limited use research license and the delivery of the initial antigen materials should be combined as they are not capable of being distinct. A third party would not be able to provide the initial antigen materials as it contains the Company’s proprietary intellectual property and Shionogi could not benefit from the research license without the initial antigen materials. The Company determined that the option to negotiate the development and commercialization agreement prior to the expiration of the MTA is a material right. The $3.0 million fee associated with the MTA is creditable against the upfront fee for the development and commercialization agreement and represents a discount that would otherwise not be available to the customer without entering into the MTA.

The Company estimated the standalone selling price of the initial antigen materials based on the expected cost plus a margin approach. The Company developed its standalone selling price for the material right by applying a probability-weighted likelihood that Shionogi will exercise its option to license the HSV-2 assets.

At inception, the transaction price was comprised of fixed and variable consideration. In the three months ended September 30, 2020, the Company determined a constraint was no longer required. As a result, the Company revised its initial relative sales price analysis to include the variable consideration so that the total transaction price is $3.0 million.

The initial amount allocated to the limited use research license and the delivery of the initial antigen materials, or $0.9 million, was recognized upon delivery of the materials to Shionogi in the three months ended June 30, 2020. In the three months ended September 30, 2020, the Company recorded an additional $0.5 million of license revenue attributable to the variable consideration that is now included in the transaction price. In the nine months ended September 30, 2020, the Company recorded $1.4 million in license revenue related to the MTA with Shionogi. The $1.6 million allocated to the material right is considered a contract liability and is recorded as deferred revenue on the Company's condensed balance sheet. Revenue associated with the material right will be recognized upon either (i) the execution of a development and commercialization agreement or (ii) the termination of the MTA.

4. Fair value of financial instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•Level 1—Fair values are determined by utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access;
•Level 2—Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and
•Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Company's financial assets consist of cash equivalents and the Company's financial liabilities consist of warrant liabilities.

The fair value of the Company’s cash equivalents is determined using quoted prices in active markets. The Company's cash equivalents consist of money market funds that are classified as Level 1.

The fair value of the Company’s warrant liabilities is determined using a Monte Carlo simulation. See Note 9. Warrants for assumptions used and methodologies utilized in calculating the estimated fair value. The Company’s warrant liabilities are classified as Level 3.

The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Assets:
Cash equivalents	$87,278	$87,278	$—	$—
Total assets	$87,278	$87,278	$—	$—

Liabilities:
Warrant liabilities	$53,237	$—	$—	$53,237
Total liabilities	$53,237	$—	$—	$53,237

December 31, 2019
Assets:
Cash equivalents	$39,971	$39,971	$—	$—
Total assets	$39,971	$39,971	$—	$—

Liabilities:
Warrant liabilities	$2,486	$—	$—	$2,486
Total liabilities	$2,486	$—	$—	$2,486

The following table reflects the change in the Company’s Level 3 warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2019	$2,486
Issuance of Warrants	62,521
Change in fair value	(11,770)
Balance at September 30, 2020	$53,237

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll and employee-related costs	$2,429	$2,245
Research and development costs	2,110	1,607
Other current liabilities	1,245	759
Total	$5,784	$4,611

6. Commitments and contingencies

Operating leases

As of September 30, 2020, the Company has a lease for two floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts. On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), (“ASC 842”), using the required retrospective approach and utilizing the effective date as the date of initial application. The Company's lease contains both an extension of an existing lease and an expansion for additional office and lab space. Both the extension and the expansion expire in February 2025. The Company's right to use and control the expansion space began in March 2020. As a result, the Company recognized an increase in the right of use (“ROU”) assets of $5.9 million and associated lease liabilities of $5.8 million in the first quarter of 2020. The Company has the option to extend the lease term for an additional five years, which is not included in the Company's ROU assets and associated lease liabilities as of September 30, 2020.

For the three months ended September 30, 2020 and 2019 lease expense, net of sublease income, was $0.7 million and $0.4 million, respectively. For the nine months ended September 30, 2020 and 2019 lease expense, net of sublease income, was $2.0 million and $1.1 million, respectively.

The weighted average remaining lease term and weighted average discount rate of the Company's operating leases are as follows:

September 30, 2020
Weighted average remaining lease term in years	4.42
Weighted average discount rate	8.13%

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

The following table summarizes the presentation in the Company's consolidated balance sheets:

Leases (in thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Operating	Lease ROU asset	$10,677	$6,156
Finance	Lease ROU asset	60	150
Total lease assets		$10,737	$6,306
Liabilities
Current
Operating	Lease liabilities	$2,036	$990
Finance	Lease liabilities	44	127
Non-current
Operating	Lease liabilities, net of current portion	8,941	5,373
Finance	Lease liabilities, net of current portion	—	22
Total lease liabilities		$11,021	$6,512

The minimum lease payments related to the Company's operating and finance leases in accordance with ASC 842 as of September 30, 2020 were as follows (in thousands):

	Operating leases	Finance lease	Total
2020	$703	$22	$725
2021	2,871	23	2,894
2022	2,943	—	2,943
2023	3,017	—	3,017
2024 and thereafter	3,609	—	3,609
Total lease payments	$13,143	$45	$13,188
Less imputed interest	(2,166)	(1)	(2,167)
Total	$10,977	$44	$11,021

At September 30, 2020 and December 31, 2019, the Company had an outstanding letter of credit of $0.6 million, with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires in February 2025.

Contractual obligations

The Company has entered into certain agreements with various universities, contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), which generally include cancellation clauses.

Harvard University License Agreement

The Company has an exclusive license agreement with Harvard University (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. The Company is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of September 30, 2020, the Company has paid $0.3 million in aggregate milestone payments. The Company is obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed upon development plan. In addition, the Company is obligated to achieve specified development milestones and in the event the Company is unable to meet its development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

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

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property. Hercules has a perfected first-priority security interest in certain cash, cash equivalents and investment accounts. The 2018 Term Loan contains non-financial covenants, representations and a Material Adverse Effect provision, as defined herein. There are no financial covenants. A “Material Adverse Effect” means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of September 30, 2020, the Company was in compliance with all covenants of the 2018 Term Loan. The 2018 Term Loan is automatically redeemable upon a change in control. At September 30, 2020, the entire debt balance is current based on the contractual payment terms.

In connection with the 2018 Term Loan, the Company issued common stock warrants to Hercules (the “Hercules Warrant”). See Note 9. Warrants.

As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings of $13.7 million and $13.4 million, respectively. Interest expense was $0.4 million for the three months ended September 30, 2020 and 2019, and $1.1 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Future principal payments of $14.0 million, including the end of term charges, are due in 2021.

8. Stockholders' equity

Effective June 2, 2020, the Company increased the number of authorized shares of common stock from 85.0 million shares to 170.0 million shares.

2020 Private Placement

In July 2020, the Company completed a private placement (the “2020 Private Placement”) and received net cash proceeds of approximately $74.5 million. In connection with the 2020 Private Placement, the Company issued approximately 21.4 million shares of its common stock, approximately 12.2 million pre-funded warrants to purchase additional shares of its common stock (the “2020 Pre-Funded Warrants”) and warrants to purchase approximately 33.6 million shares of its common stock (the “2020 Warrants”). See Note 9. Warrants.

In connection with the 2020 Private Placement, the Company incurred approximately $5.4 million of issuance costs. The Company allocated approximately $1.2 million of the issuance costs to the common stock and 2020 Pre-Funded Warrants within additional paid-in capital and immediately expensed approximately $4.2 million of the issuance costs allocated to the liability classified 2020 Warrants as other expenses.

Agreement with Lincoln Park Capital

In October 2019, the Company entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased $2.5 million of shares of the Company's common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, the Company has the right, at its sole discretion, to sell up to an additional $27.5 million of the Company's common stock based on prevailing market prices of its common stock at the time of each sale. In consideration for entering into the purchase agreement, the Company issued approximately 0.3 million shares of its common stock to LPC as a commitment fee. The purchase agreement limits the Company's sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits the Company from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company's common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Company's common stock. In the nine months ended September 30, 2020, the Company sold approximately 1.5 million shares of common stock resulting in approximately $3.5 million of net proceeds. As of September 30, 2020, the Company had approximately $24.0 million remaining under its agreement with LPC.

At-the-market equity offering program

In 2015, the Company entered into an agreement, as amended, with Cowen and Company, LLC to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $50.0 million of the Company's common stock at prevailing market prices. In the nine months ended September 30, 2020, the Company sold approximately 1.0 million shares under the ATM program and received net proceeds of $2.7 million, after deducting commissions. Through September 30, 2020, the Company has sold an aggregate of approximately 1.5 million shares under the ATM and received approximately $6.7 million in net proceeds. As of September 30, 2020, the Company had approximately $43.1 million in gross proceeds remaining under the ATM.

2019 Public Offering

In June 2019, the Company entered into an underwriting agreement relating to the public offering of 10.5 million shares of the Company’s common stock, at a price of $3.50 per share, for gross proceeds of approximately $36.8 million (the “2019 Public Offering”). The Company also granted the underwriters an option to purchase up to approximately an additional 1.6 million shares of common stock (“Overallotment Option”). The underwriters exercised this option in full. The Company received approximately $5.5 million in gross proceeds from the underwriters’ exercise of the Overallotment Option. In connection with the 2019 Public Offering, inclusive of the Overallotment Option, the Company received net proceeds of $38.4 million.

2019 Private Placement

In February 2019, the Company completed a private placement (the “2019 Private Placement”) and received net cash proceeds of $13.8 million. In connection with the 2019 Private Placement, the Company issued approximately 3.2 million shares of common stock, prefunded warrants to purchase approximately 0.5 million shares of common stock (the “2019 Pre-Funded Warrants”), and warrants to purchase up to approximately 0.9 million shares of common stock (the “2019 Warrants”). See Note 9. Warrants.

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

9. Warrants

As of September 30, 2020, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding (shares in thousands):

	Shares	Exercise price	Expiration date	Classification
Hercules Warrant	41	$6.80	Q2 2023	Equity
2018 Warrants	3,617	$9.60	Q1 2023	Liability
2019 Warrants	933	$4.52	Q1 2024	Equity
2019 Pre-Funded Warrants	531	$0.08	Q1 2039	Equity
2020 Warrants	33,613	$2.25	Q3 2024	Liability
2020 Pre-Funded Warrants	12,223	$0.01		Equity
	50,958

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

2018 Warrants

In January 2018, the Company entered into two underwriting agreements, the first relating to the public offering of approximately 6.7 million shares of the Company’s common stock, par value $0.001 per share, and accompanying warrants to purchase up to approximately 3.3 million shares of common stock (“2018 Warrants”). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the 2018 Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the 2018 Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the 2018 Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the 2018 Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.

The Company determined that the 2018 Warrants should be liability classified in accordance with ASC 480. As the 2018 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2018 Warrants at their estimated fair value of approximately $18.2 million. In connection with the Company's remeasurement of the 2018 Warrants to fair value, the Company recorded expense of $0.3 million and income of $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and income of $0.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. The fair value of the warrant liability related to the 2018 Warrants is approximately $1.8 million and $2.5 million as of September 30, 2020 and December 31, 2019, respectively.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2018 Warrants as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020	December 31, 2019
Stock price	$2.29	$2.07
Volatility	50.0% - 98.6%	50.0% - 116.6%
Remaining term (years)	2.3	3.1
Expected dividend yield	—	—
Risk-free rate	0.15%	1.62%
Annual acquisition event probability	25.0%	20.0%

2019 Warrants and 2019 Pre-Funded Warrants

The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting our common stock. The Company determined that the 2019 Warrants and the 2019 Pre-Funded Warrants should be equity classified in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”) for all periods presented. The Company also determined that the 2019 Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

2020 Warrants and 2020 Pre-Funded Warrants

In July 2020, in connection with the 2020 Private Placement, the Company issued common stock, 2020 Pre-Funded Warrants and 2020 Warrants. The exercise price of the 2020 Pre-Funded Warrants and the 2020 Warrants is subject to adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting the Company's common stock. The Company determined that the 2020 Pre-Funded Warrants should be equity classified in accordance with ASC 815. The Company also determined that the 2020 Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260.

The holders of the 2020 Warrants are entitled to down round protection until July 24, 2021. For one year after the closing of the 2020 Private Placement, the Company is required to obtain shareholder approval for the adjustment to the exercise price as a result of any common stock issuance at a price per share less than $2.25. As a result, the Company determined that the 2020 Warrants should be liability classified in accordance with ASC 815 for the period from issuance through July 2021. As the 2020 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2020 Warrants at their estimated fair value of approximately $62.5 million. In connection with the Company's remeasurement of the 2020 Warrants to fair value, the Company recorded income of approximately $11.1 million for the three and nine months ended September 30, 2020. The fair value of the warrant liability related to the 2020 Warrants is approximately $51.4 million as of September 30, 2020.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2020 Warrants as of September 30, 2020, respectively:

	September 30, 2020	Issuance Date
Stock price*	$2.29	$2.69
Volatility	115.6%	110.6%
Remaining term (years)	3.8	4.0
Expected dividend yield	—	—
Risk-free rate	0.23%	0.22%
Annual acquisition event probability	40.0%	40.0%
*The stock price input at the issuance date was adjusted to reflect a discount for lack of marketability.

10. Employee benefit plans

In June 2020, the Company’s stockholders approved an increase of 2.8 million shares to the Company's Amended and Restated 2014 Equity Incentive Plan. As of September 30, 2020, there were approximately 2.5 million shares remaining for future issuance.

The Company issues stock options and restricted stock units (“RSUs”) to employees, which generally vest ratably over a four year service period. The Company measures the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Company measures the fair value of RSUs on the date of grant using the underlying common stock fair value.

Stock-based compensation expense

Total stock-based compensation expense recognized for stock options and RSUs is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$222	$182	$600	$534
General and administrative	311	308	803	858
Total	$533	$490	$1,403	$1,392

Stock options

The following table summarizes stock option activity (in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,323	$11.65		$—
Granted	1,322	$2.09
Exercised	(4)	$1.66
Forfeited/cancelled	(256)	$3.72
Outstanding at September 30, 2020	2,385	$7.21	8.3	$404
Exercisable at September 30, 2020	829	$14.70	6.7	$39

RSUs

The following table summarizes RSU activity (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	601	$2.11
Vested	—	$—
Forfeited/cancelled	(56)	$1.89
Outstanding as of September 30, 2020	545	$2.13

Employee stock purchase plan

In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan and subsequently amended the plan in June 2018 (the “ESPP”). The ESPP authorizes the issuance of up to approximately 0.3 million shares of common stock to participating eligible employees and provides for two six-month offering periods. As of September 30, 2020, there were approximately 0.2 million shares remaining for future issuance under the plan.

11. Net loss per share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(4,555)	$(7,532)	$(28,729)	$(29,594)
Add: remeasurement to fair value of the warrant liability of 2020 Warrants	(11,092)	—	(11,092)	—
Adjusted net loss	$(15,647)	$(7,532)	$(39,821)	$(29,594)
Denominator:
Weighted average common stock outstanding – basic	55,492	26,681	37,657	18,297
Dilutive effect of shares of common stock equivalents resulting from warrants	5,638	—	1,893	—
Weighted average common stock outstanding – diluted	61,130	26,681	39,550	18,297
Net loss per share:
Basic	$(0.08)	$(0.28)	$(0.76)	$(1.62)
Diluted	$(0.26)	$(0.28)	$(1.01)	$(1.62)

The following potential common shares were excluded from the calculation of net loss per share due to their anti-dilutive effect for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Warrants	4,591	4,600
Stock options	2,385	1,398
RSUs	545	—
Total	7,521	5,998

The 2020 Warrants have been included in the calculation of diluted net loss per share as the warrants are both liability-classified and in-the-money. The Company used the treasury stock method to determine the number of dilutive shares.

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

Our most advanced program is GEN-009, a personalized neoantigen cancer vaccine, for which we are conducting a Phase 1/2a clinical trial. The GEN-009 program uses ATLAS to identify neoantigens, or immunogenic tumor mutations unique to each patient, for inclusion in each patient's GEN-009 vaccine. We are also advancing GEN-011, a neoantigen-specific adoptive T cell therapy program that also relies on ATLAS. In September 2020, we received notice from the U.S. Food and Drug Administration (“FDA”) that it has accepted our Investigational New Drug (“IND”) Application for GEN-011 to initiate a Phase 1/2a clinical trial. We are currently initiating clinical sites for our GEN-011 program.

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

The ATLAS portfolio comprises seven patent families and potentially two additional patent families. The first two families are comprised of issued U.S. patents, with patent terms until at least 2030, as well as granted foreign patents and pending U.S. and foreign applications. The third family is directed to ATLAS-based methods for cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family is comprised of pending applications in eleven foreign jurisdictions and an allowed U.S. application. Patents issuing from these applications are expected to have a patent term until at least 2038. The four further families and two potential additional families currently comprise PCT applications or provisional applications, and are directed to various methods using ATLAS-identified antigens, to dose regimen for GEN-009, and to our cell-based therapy GEN-011.

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

The following describes our active immuno-oncology programs in development:

Discovery	Pre-IND	Phase 1/2a	Pivotal		Status & Anticipated Milestones

GEN-009	Neoantigen vaccine			ð	• ASCO 2019 Top 10 IO abstract
• Remaining patients data expected in Q4 2020

GEN-011	Neoantigen cell therapy			ð	• Initiated phase I/IIa clinical trial

Toolbox of novel assets to enable additional programs

	Shared neoantigens		Tumor-associated antigens		Viral cancer antigens

Our lead program, GEN-009, is an adjuvanted neoantigen peptide vaccine candidate. Using ATLAS to identify specific neoantigens, we manufacture a personalized vaccine for each patient using only those neoantigens determined by ATLAS to be stimulatory to that patient's anti-tumor immune responses. We are currently conducting a Phase 1/2a clinical trial for GEN-009 across a range of solid tumor types:

•Part A of the trial is assessing the safety and immunogenicity of GEN-009 as monotherapy in certain cancer patients with no evidence of disease; and
•Part B of the trial is assessing the safety, immunogenicity, and preliminary antitumor activity of GEN-009 in combination with ICI therapy in patients with advanced or metastatic tumors.

The patients in Part A of the trial had little to no detectable tumor at the time of vaccination with GEN-009, but were still at risk of relapse. In the data from the eight dosed patients we observed the following:

•100% of patients had measurable CD4+ and CD8+ T cell responses to their GEN-009 vaccine;
•Responses were detected against 99% of the administered vaccine neoantigens (N=88 administered antigens), a response rate in excess of that which has been reported previously by others in response to candidate neoantigen vaccines;
•GEN-009 elicited CD8+ T cell responses ex vivo, which is a measure of T cell effector function, for 41% of vaccine neoantigens and CD4+ T cell responses to 51% of neoantigens;
•GEN-009 elicited broad immune responses using an in vitro stimulation assay, which is a measure of central memory responses, with 87% of neoantigens eliciting a CD4+ response and 57% of neoantigens eliciting a CD8+ response;
•GEN-009 was well tolerated, with no dose-limiting toxicities observed; and
•Through October 8, 2020, only one of the eight vaccinated patients has developed a recurrence of their tumor.

In Part B of the GEN-009 trial we continue to see immune responses including:

•Antigen-specific CD4+ and CD8+ T cell responses;
•Responses to multiple antigens in each patient, measured through both ex vivo and in vitro stimulation assays; and
•Strong magnitude of response.

We believe the above data confirms the potential antigen selection advantages of ATLAS.

We also disclosed Part B data demonstrating evidence that GEN-009 can provide clinical benefit to patients taking checkpoint inhibitor (CPI) therapy. Among the first five patients for whom post-vaccination tumor scans were available, three patients’ tumors achieved independent RECIST™ criteria responses. We believe this novel signal is consistent with a GEN-009-driven benefit to patients receiving CPIs. We intend to report longer-term data from these patients and initial data from a larger patient cohort during the fourth quarter of 2020.

We have completed initial enrollment in our GEN-009 Part B trial. We believe that the current patients enrolled are sufficient to determine whether a preliminary clinical signal can be seen. Therefore, we have paused enrollment in our GEN-009 Part B trial. Upon review of the clinical results, including longer term follow-up, we will consider whether it is appropriate to continue the study.

We also are advancing GEN-011, an adoptive T cell therapy specific for neoantigens identified by ATLAS. Adoptive T cell therapies offer an alternative treatment in solid tumors. GEN-011 extracts and specifically expands ATLAS-identified neoantigen-specific T cells from each patient's peripheral blood. In September 2020, we received notice from the FDA that it has accepted our IND Application for GEN-011 to initiate a Phase 1/2a clinical trial. We are currently initiating sites for this clinical trial.

We continue to conduct research, principally to explore InhibigenTM biology and ways to further strengthen ATLAS. We also continue to explore additional program opportunities. The COVID-19 pandemic has affected our ability to continue such efforts, however, so we cannot provide specific timelines for these efforts to translate into new clinical candidates, which might include non-personalized cancer immunotherapies targeting shared neoantigens, non-mutated tumor-associated antigens, cancers of viral origin such as cancers driven by Epstein-Barr virus infection and Inhibigens.

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, supply chain and pre-clinical and clinical trials. Our office-based employees have been working from home since mid-March 2020 and will continue to do so for the foreseeable future.

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

Financing and business operations

We commenced business operations in August 2006. We have financed our operations primarily through the issuance of our equity securities, debt financings, and amounts received through grants. As of September 30, 2020, we had received an aggregate of $485.8 million in gross proceeds from the issuance of equity securities and gross proceeds from debt facilities and an aggregate of $7.9 million from grants. At September 30, 2020, our cash and cash equivalents were $87.6 million.

Since inception, we have incurred significant operating losses. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and nine months ended September 30, 2020 were from the material transfer agreement (“MTA”) with a strategic partner, Shionogi & Co. Ltd (“Shionogi”). See “Note 3 – Revenue” to the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

In July 2020, we entered into a private placement financing transaction in which we issued shares of our common stock, pre-funded warrants to purchase shares of our common stock, and warrants to purchase shares of our common stock for aggregate gross cash proceeds of approximately $79.9 million, before deducting fees to the placement agent and other offering expenses payable by us (the “2020 Private Placement”). We incurred approximately $5.4 million of offering-related expenses, resulting in total net proceeds of approximately $74.5 million.

In the nine months ended September 30, 2020, we sold approximately 1.0 million shares under our ATM program and received net proceeds of $2.7 million, after deducting commissions. For the nine months ended September 30, 2019, we sold no shares under the ATM program. As of September 30, 2020, we had approximately $43.1 million in gross proceeds remaining under the ATM.

In October 2019, we entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased $2.5 million of shares of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued approximately 0.3 million shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. In the nine months ended September 30, 2020, we sold 1.5 million shares of common stock to LPC, for net proceeds of approximately $3.5 million. As of September 30, 2020, we had approximately $24.0 million remaining under our agreement with LPC.

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

As reflected in our consolidated financial statements, we used cash to fund operating activities of $32.0 million for the nine months ended September 30, 2020 and had $87.6 million available in cash and cash equivalents at September 30, 2020. In addition, we had an accumulated deficit of $359.7 million and we anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Until such time, if ever, as we attempt to generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings and strategic transactions, and other sources of funding. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-009, GEN-011, and other corporate programs and activities. Our available cash and cash equivalents at September 30, 2020 are expected to fund operations to mid-2022.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:

•salary and related expenses;
•expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), consultants, and other vendors that conduct our clinical trials and preclinical activities;
•costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and
•facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.

We expense internal research and development costs as incurred. Nonrefundable advanced payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received.

The following table identifies research and development expenses for our product candidates as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Discovery and pre-IND	$3,722	$2,289	$11,075	$4,797
Phase 1/2a programs	2,135	3,768	10,544	13,076
Other research and development	1,691	769	4,504	2,262
Total research and development	$7,548	$6,826	$26,123	$20,135

Discovery and pre-IND includes costs incurred to support our discovery research and translational science efforts up to the initiation of Phase 1 development. Phase 1/2a programs are Phase 1 or Phase 2 development activities. Other research and development include costs that are not specifically allocated to active programs, including facilities costs, depreciation expense, and other costs.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related expenses for personnel in executive and other administrative functions. Other general and administrative expenses include facility costs, professional fees associated with consulting, corporate and intellectual property legal expenses, and accounting services.

Other income/(expense)

Other income/(expense) consists of the change in the fair value of the warrant liability, transaction expenses, interest expense, net of interest income, gains and losses on sale and disposal of assets, and gains and losses on foreign currency.

Critical Accounting Policies and Significant Judgments and Estimates

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, management makes estimates and exercises judgement in revenue recognition, prepaid and accrued research and development expenses and the fair value of our warrant liability, which could change period to period based on changes in facts and circumstances. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from those estimates or assumptions. These critical accounting policies are described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and there have been no changes to such policies, except for our policy related to revenue recognition noted below. It is important that the discussion of our operating results that follow be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on February 13, 2020.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Increase
(in thousands)	2020	2019	(Decrease)
License revenue	$453	$—	$453

Operating expenses:
Research and development	7,548	6,826	722
General and administrative	3,644	2,758	886
Total operating expenses	11,192	9,584	1,608
Loss from operations	(10,739)	(9,584)	(1,155)
Other income (expense):
Change in fair value of warrants	10,767	2,206	8,561
Interest expense, net	(377)	(154)	(223)
Other expense	(4,206)	—	(4,206)
Total other income	6,184	2,052	4,132
Net loss	$(4,555)	$(7,532)	$2,977

License revenue

The $0.5 million increase in revenue in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 relates to revenue recognized in connection with the MTA with Shionogi.

Research and development expenses

Research and development expenses increased $0.7 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was largely due to an increase in headcount-related costs of approximately $0.8 million, partially offset by a decrease in external manufacturing costs of approximately $0.1 million.

General and administrative expenses

General and administrative expenses increased $0.9 million in the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily due to an increase in legal, consulting, and professional services of approximately $0.5 million and an increase in rent expense of approximately $0.4 million.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in the fair value of the 2020 Warrants and the 2018 Warrants, which are recorded at their fair value on the date of issuance and then remeasured at the end of each reporting period. In the three months ended September 30, 2020, the increase in the change in the fair value of warrants was primarily attributed to the decrease in our stock price between the initial valuation of our 2020 Warrants and the remeasurement at September 30, 2020.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities, offset by interest earned on our cash equivalents.

Other expense

Other expense consists primarily of transaction costs incurred in connection with the 2020 Private Placement.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Increase
(in thousands)	2020	2019	(Decrease)
License revenue	$1,359	$—	$1,359

Operating expenses:
Research and development	26,123	20,135	5,988
General and administrative	10,511	8,992	1,519
Total operating expenses	36,634	29,127	7,507
Loss from operations	(35,275)	(29,127)	(6,148)
Other income (expense):
Change in fair value of warrants	11,770	289	11,481
Interest expense, net	(1,001)	(755)	(246)
Other expense	(4,223)	(1)	(4,222)
Total other income (expense)	6,546	(467)	7,013
Net loss	$(28,729)	$(29,594)	$865

License revenue

The $1.4 million increase in revenue in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 relates to revenue recognized in connection with the MTA with Shionogi.

Research and development expenses

Research and development expenses increased $6.0 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was largely due to an increase in external development costs of approximately $2.7 million, an increase in headcount-related costs of approximately $2.4 million, and an increase in clinical costs of approximately $0.8 million.

General and administrative expenses

General and administrative expenses increased $1.5 million in the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in rent expense of approximately $1.2 million, an increase in legal, consulting and professional services expenses of approximately $0.7 million, and an increase in insurance expense of approximately $0.3 million, partially offset by a decrease in headcount-related costs of approximately $0.8 million.

Change in fair value of warrants

Change in fair value of warrants reflects the non-cash change in the fair value of the 2020 Warrants and the 2018 Warrants, which are recorded at their fair value on the date of issuance and then remeasured at the end of each reporting period. In the nine months ended September 30, 2020, the increase in the change in the fair value of warrants was primarily attributed to the decrease in our stock price between the initial valuation of our 2020 Warrants and the remeasurement at September 30, 2020.

Interest expense, net

Interest expense, net, consists primarily of interest expense on our long-term debt facilities, offset by interest earned on our cash equivalents.

Other expense

Other expense consists primarily of transaction costs incurred in connection with the 2020 Private Placement.

Liquidity and Capital Resources

Overview

Since our inception in 2006, we have funded operations primarily through proceeds from issuances of common stock and long-term debt.

As of September 30, 2020, we had approximately $87.6 million in cash and cash equivalents.

In April 2018, we entered into an amended and restated loan and security agreement with Hercules Capital, Inc. ("Hercules"), which was subsequently amended in November 2019 (as amended, the “2018 Term Loan”). The 2018 Term Loan provides a $14.0 million term loan. The 2018 Term Loan will mature on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 8.00% or (ii) the sum of 3.00% plus the prime rate. The 2018 Term Loan provides for interest-only payments until January 1, 2021. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. We are also obligated to pay an end of term charge of $1.0 million at maturity. As of September 30, 2020, we had outstanding borrowings of $13.7 million.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the nine months ended September 30, 2020 and 2019 were primarily from the MTA with Shionogi.

In July 2020, we completed the 2020 Private Placement and received net cash proceeds of approximately $74.5 million. In connection with the 2020 Private Placement, we issued approximately 21.4 million shares of our common stock, approximately 12.2 million pre-funded warrants to purchase additional shares of our common stock and warrants to purchase approximately 33.6 million shares of our common stock.

In the nine months ended September 30, 2020, we sold approximately 1.0 million shares under our ATM program and received net proceeds of $2.7 million, after deducting commissions. For the nine months ended September 30, 2019, we sold no shares under the ATM program. As of September 30, 2020, we had approximately $43.1 million in gross proceeds remaining under the ATM.

In October 2019, we entered into a purchase agreement with LPC pursuant to which LPC purchased $2.5 million of shares of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued approximately 0.3 million shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. In the nine months ended September 30, 2020, we sold approximately 1.5 million shares of common stock to LPC, for net proceeds of approximately $3.5 million. As of September 30, 2020, we had approximately $24.0 million remaining under our agreement with LPC.

In June 2019, we entered into an underwriting agreement relating to the underwritten public offering of 10.5 million shares of our common stock, par value $0.001 per share, at a price to the public of $3.50 per share, for gross proceeds of approximately $36.8 million (the “2019 Public Offering”). We also granted the underwriters an option to purchase up to an additional approximately 1.6 million shares of common stock. In June 2019, the underwriters exercised this option in full. We received approximately $5.5 million in gross proceeds from the underwriters’ exercise of their option to purchase additional shares (the “Overallotment Option”). In connection with the 2019 Public Offering, inclusive of the Overallotment Option, we incurred approximately $3.9 million of offering-related expenses, resulting in total net proceeds of $38.4 million.

In February 2019, we completed a private placement (the “2019 Private Placement”) and received net cash proceeds of $13.8 million. In connection with the 2019 Private Placement, we issued approximately 3.2 million shares of common stock, pre-funded warrants to purchase approximately 0.5 million shares of common stock and warrants to purchase up to approximately 0.9 million shares of common stock.

Cash Flows

The following table summarizes our sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(32,009)	$(28,748)
Net cash used in investing activities	(1,188)	(970)
Net cash provided by financing activities	80,695	50,321
Net increase in cash and cash equivalents	$47,498	$20,603

Operating Activities

Net cash used in operating activities increased $3.3 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in cash used in operations is attributed to an increase in our research and development expenses due to the advancement of GEN-009 and GEN-011.

Investing activities

Net cash used by investing activities was for the purchases of property and equipment in both periods ending September 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities increased $30.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. In the nine months ended September 30, 2020, the 2020 Private Placement generated net proceeds of $74.5 million, we sold shares of common stock to LPC for net proceeds of approximately $3.5 million and we sold shares under our ATM program and received net proceeds of approximately $2.7 million. In the nine months ended September 30, 2019, the 2019 Private Placement generated net proceeds of $13.8 million and the 2019 Public Offering generated net proceeds of $38.4 million, offset by the repayment of long-term debt of $1.4 million.

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

We expect that our existing cash and cash equivalents are sufficient to support our operations to mid-2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products coupled with the global economic uncertainty that has arisen with the outbreak of the coronavirus, or referred to as COVID-19, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•the timing and costs of our planned clinical trials for GEN-009 and GEN-011;
•the progress, timing, and costs of manufacturing GEN-009 and GEN-011 for planned clinical trials;
•the initiation, progress, timing, costs, and results of preclinical studies and clinical trials for our other product candidates and potential product candidates;
•the terms and timing of any future collaborations, grants, licensing, consulting, or other arrangements that we may establish;
•the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights, including milestone payments, royalty payments and patent prosecution fees that we are obligated to pay pursuant to our license agreements;
•the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property related claims;
•the extent to which we in-license or acquire other products and technologies;
•the receipt of marketing approval;
•the costs of commercialization activities for GEN-009, GEN-011 and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities; and
•revenue received from commercial sales of our product candidates.

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

Item 3.                           Quantitative and Qualitative Disclosures about Market Risk

We had cash and cash equivalents of approximately $87.6 million as of September 30, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates, including interest rate changes resulting from the impact of the COVID-19 pandemic. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2020.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.5
Certificate of Correction to the Certificate of Amendment to the Restated Certificate of Incorporation of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36289, filed on July 23, 2020)

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K, File No. 001-36289, filed on July 22, 2020)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K, File No. 001-36289, filed on July 22, 2020)

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*Filed herewith

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: October 29, 2020	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)