Form 10-K
period 2020-12-31
GENOCEA BIOSCIENCES, INC.
filed 2021-02-22
CIK 1457612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Address of principal executive offices, including zip code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was: $50,650,089.
The number of shares outstanding of the registrant’s common stock as of February 18, 2021 was 53,518,483.
Portions of the Registrant’s definitive proxy statement related to its 2021 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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
The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
•our estimates regarding the timing and amount of funds we require to conduct clinical trials for GEN-011, to continue preclinical studies for our other product candidates and to continue our investments in immuno-oncology;
•our estimates regarding the timing and costs of manufacturing GEN-011 for planned clinical trial;
•our estimates regarding the timing and amount of funds we require to perform monitoring activities to support the GEN-009 clinical trial;
•our estimates regarding expenses, future revenues, capital requirements, the sufficiency of our current and expected cash resources and our need for additional financing;
•our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
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
•our expectations regarding our ability to obtain and maintain intellectual property protection for our manufacturing methods and product candidates;
•the rate and degree of market acceptance and clinical utility of any approved product candidate;
•our ability to quickly and efficiently identify and develop product candidates; and
•our commercialization, marketing and manufacturing capabilities and strategy.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.
This Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K should be read completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I
Item 1.        Business
Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Genocea”, “we”, “us” and “our” refer to Genocea Biosciences, Inc.
Overview
We are a biopharmaceutical company dedicated to discovering and developing novel cancer immunotherapies using our proprietary ATLASTM platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” identified by next-generation sequencing of that patient's tumor. ATLAS zeroes in on both antigens that activate anti-tumor T cell responses and inhibitory antigens, InhibigensTM, that drive pro-tumor immune responses. We believe this approach ensures that cancer immunotherapies, such as vaccines and cellular therapies, focus T cell responses on the tumor targets most vulnerable to T cell targeting. Consequently, we believe that ATLAS may enable more immunogenic and efficacious cancer immunotherapies.
Our GEN-011 program is an adoptive T cell therapy using neoantigen-targeted peripheral cells ("NPTs"). The GEN-011 NPTs are specific for ATLAS identified anti-tumor antigens that are used to manufacture peripheral blood-derived, tumor-specific T cell therapy. GEN-011’s use of peripheral blood brings potential patient accessibility and cost advantages by eliminating the need for extra surgery or viable tumor. We are initiating clinical sites and accruing patients for a first-in-human GEN-011 clinical trial. Our GEN-009 program is a neoantigen vaccine delivering adjuvanted synthetic long peptides spanning ATLAS-identified anti-tumor neoantigens. After reporting initial clinical responses for GEN-009 delivered in combination with standard-of-care checkpoint inhibitors ("CPIs") in 2020, we continue to monitor patients to further evaluate these initial efficacy signals.
ATLAS Platform
Harnessing and directing T cells to kill tumor cells is increasingly viewed as having potential to treat many cancers, including hematologic malignancies and certain solid tumors. Vaccines or cellular therapies employing this approach must target specific differences from normal tissue present in the patient, such as antigens arising from genetic mutations or cancer-causing viruses. However, the discovery of optimal antigens for such immunotherapies has been particularly challenging for two reasons. First, the genetic diversity of human T cell responses means that effective antigens may vary from person to person. Second, the number of candidate antigens can be very large, with up to thousands of candidates per patient in some cancers. An effective antigen selection system must therefore account both for each patient's tumor and for their T cell repertoire.
ATLAS selects antigens through an ex vivo assay that unveils CD4+ and CD8+ T cell immune responses each patient has made to nearly any possible tumor-specific antigen, including candidate neoantigens, tumor-associated antigens and tumor-associated viral antigens. In doing so, we believe that ATLAS provides the most comprehensive and accurate system for identifying the right and wrong antigens for cancer immunotherapies. Previously, all candidate antigens were thought either to be targets of effective anti-tumor responses (stimulatory) or irrelevant. However, using ATLAS, we have identified Inhibigens and demonstrated, in preclinical studies, that such antigens can promote rapid tumor growth, reduce or eliminate the protection of an otherwise effective vaccine, and dampen or reverse the effects of checkpoint inhibitors. We have also demonstrated that classical antigen selection methodologies often mischaracterize Inhibigens as stimulatory. We therefore believe that both by identifying the optimal neoantigens and by excluding Inhibigens, ATLAS enables differentiated immune responses and clinical efficacy.
We believe ATLAS could have beneficial uses beyond cancer. We have previously demonstrated its effectiveness in infectious disease, but we believe it also could provide benefits in autoimmune disease and other diseases. While we believe Inhibigens should be avoided in cancer immunotherapies, they could prove to be beneficial in other therapies. ATLAS could be a key tool in identifying meaningful therapies across a number of diseases.
The ATLAS intellectual property portfolio comprises seven patent families and three additional pending patent families. The first two families are comprised of issued United States ("U.S.") patents, with patent terms ranging from 2027 to 2031, as well as granted foreign patents. The second family also includes pending U.S. and foreign applications. The third family is directed to ATLAS-based methods for selecting or deselecting Inhibigens and stimulatory antigens, cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family is comprised of an issued U.S. patent, pending applications in eleven foreign jurisdictions, and a pending U.S. application. Patents issuing from these applications are expected to have a patent term until at least 2038. The four further families and three potential additional families currently comprise Patent Cooperation Treaty ("PCT") applications or U.S. provisional applications, and are directed to various methods using ATLAS-identified antigens, to dose regimens for GEN-009, and to our cell-based therapy GEN-011.

Our Programs
GEN-009
GEN-009 is a neoantigen vaccine candidate delivering adjuvanted synthetic long peptides spanning ATLAS-identified anti-tumor neoantigens. We are conducting a Phase 1/2a clinical trial for GEN-009 across a range of solid tumor types. Part A of the trial is assessing the monotherapy GEN-009 for safety, immunogenicity and ability to prevent disease relapse in certain cancer patients with no detectable tumor at the time of vaccination but with a risk of relapse. Part B of the trial is assessing the safety, immunogenicity and preliminary antitumor activity of GEN-009 in combination with CPI therapy in patients with advanced or metastatic tumors.
In Part A of the trial, through January 27, 2021, we have observed the following in the eight dosed patients:
•100% of patients had measurable CD4+ and/or CD8+ T cell responses to their GEN-009 vaccine;
•Responses were detected against 99% of the administered vaccine neoantigens (N=88 administered antigens), a response rate in excess of that which has been reported previously by others in response to candidate neoantigen vaccines;
•GEN-009 elicited CD8+ T cell responses ex vivo, which is a measure of T cell effector function, to 41% of vaccine neoantigens and CD4+ T cell responses to 51% of neoantigens;
•GEN-009 elicited broad immune responses using an in vitro stimulation assay, which is a measure of central memory responses, with 87% of neoantigens eliciting a CD4+ response and 58% of neoantigens eliciting a CD8+ response;
•GEN-009 was well tolerated, with no dose-limiting toxicities observed; and
•Only one of the eight vaccinated patients has developed a recurrence of their tumor.
In Part B of the trial, we continue to evaluate immune responses and efficacy in two cohorts of patients, those who are checkpoint-sensitive and those who are checkpoint-resistant.
•In the checkpoint-sensitive cohort, we believe we have shown compelling signals of response.
◦Of the nine checkpoint-sensitive patients, three have independent RECIST™ criteria responses that appear to be attributable to GEN-009.
◦Of those three patients, one patient achieved a complete response and two patients achieved a partial response after vaccination.
•In the checkpoint resistant cohort, we believe that GEN-009 has shown early evidence of stabilization of disease.
◦This group of seven patients initially started their CPI therapy but quickly progressed and transitioned to standard of care therapy which generally consists of radiation and/or chemotherapy. After completing the standard-of-care therapy, these patients received GEN-009 vaccination.
◦Of the seven patients, five appear to have achieved initial disease stabilization.
We believe the GEN-009 data confirm the potential antigen selection advantages of ATLAS and suggest a differentiating advantage for GEN-011.
GEN-011
We believe that GEN-011 represents a new category of solid tumor adoptive T cell therapy, neoantigen-targeted peripheral T cells ("NPTs"). The first neoantigen-targeted T cell therapy to demonstrate clinical efficacy in patients with solid tumors is tumor-infiltrating lymphocyte ("TIL") therapy. TILs consist of a subset of lymphocytes that have invaded a tumor but, importantly, are not all necessarily specific for tumor antigens. TIL therapy requires a fresh patient tumor sample from which to extract TILs. These TILs are then non-specifically expanded in the presence of high dose interleukin-2 ("IL-2") ex vivo and infused into that same patient, who has undergone lymphodepletion preconditioning, followed by high dose IL-2 treatment. In certain patients with solid tumors resistant to CPI therapy, TIL therapy has resulted in some evidence of durable clinical responses. TIL therapy has some drawbacks: it is infeasible to get sufficient tumor or TILs from some patients, the need for fresh tumor adds time and cost to the therapy, and the therapy – particularly because of the high dose IL-2 – may cause serious adverse events requiring hospitalization.
GEN-011 differs from TIL therapy in two critical ways. First, Genocea uses ATLAS to design the product to be highly specific for the neoantigens of anti-tumor T cell responses. Second, Genocea relies on T cells extracted from a simple peripheral blood draw. We believe these differences may result in GEN-011, if approved, offering efficacy, patient accessibility and cost advantages over other neoantigen-targeting solid tumor T cell therapies.

The potential efficacy advantages derive from the following product features:
•Targeting up to 30 tumor-specific antigens to limit tumor escape, with minimal tumor non-specific bystander T cells;
•Avoiding T cells specific for Inhibigens that may be detrimental to clinical response;
•Including both CD4+ and CD8+ tumor antigen-specific T cells; and
•Using peripheral blood-derived T cells, which are believed to have potential for superior activity and persistence when compared to TILs.
The potential patient accessibility and cost advantages derive from the fact that:
•No extra surgery or viable tumor is required as starter material;
•GEN-011 can treat any patient, while some adoptive T cell therapies engineer T cells for applicability to certain human leukocyte antigen types, often limiting their clinical utility to certain subsets of western Caucasians; and
•The GEN-011 cell expansion process is comparatively straightforward, with no T cell receptor ("TCR") vector design or transduction required.
Across more than 16 development and engineering runs in blood derived from cancer patients and healthy donors, we have demonstrated that GEN-011 NPTs:
•Are 99% T cells made up of both CD4+ and CD8+ T cells with the desired T cell phenotype (>98% central and effector memory, on average);
•Highly neoantigen-specific (96% neoantigen-specific, with activity against 89% of target neoantigens on average);
•Powerfully cytolytic against their targets with no off-target cytotoxicity in vitro;
•Polyfunctional, secreting effector, stimulatory and chemoattractive mediators; and
•Highly active and potent.
We are conducting a first-in-human clinical trial (the “TITAN trial”), treating patients with immune responsive tumors that have not achieved an adequate response after CPI therapy with GEN-011 as monotherapy. Our target indications include melanoma, non-small cell lung cancer, small cell lung cancer, squamous cell carcinoma of the head and neck, urothelial carcinoma, renal cell carcinoma, cutaneous squamous cell carcinoma, and anal squamous cell carcinoma.
The TITAN trial will contain two patient cohorts:
•Cohort A patients will receive GEN-011 in a repeated low dose regimen with no lymphodepletion and a low dose of IL-2 after each GEN-011 dose;
•Cohort B patients will receive GEN-011 as a single high dose with both lymphodepletion and high dose IL-2.
The TITAN trial’s objectives are safety, clinical activity including overall response rate and duration of response and GEN-011’s proliferation and persistence as well as tumor T cell penetration. We expect to have initial data from a small subset of patients in the fourth quarter of 2021 or the first quarter of 2022.
Other research activities
In addition to our two clinical programs, we are conducting research in several areas:
•Exploring the potential for novel antigens of protective T cell responses to SARS-CoV-2 ("COVID-19") to provide effectiveness against multiple virus strains, partly in collaboration with the University of Massachusetts Medical School;
•Identifying TCRs to ATLAS-identified shared neoantigens, in collaboration with the University of Minnesota;
•Exploring cancers of viral origin such as Epstein-Barr virus and human papilloma virus;
•Identifying shared antigen immunotherapies encompassing shared neoantigens and non-mutated tumor-associated antigens;
•Exploring Inhibigen biology; and
•Further strengthening and streamlining ATLAS.
Since these other research activities are early stage, we cannot provide specific timelines for if, or when, these activities may result in new clinical candidates.

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
There are several companies attempting to develop cellular therapies targeted towards neoantigens, either through transferring T cells that have been transduced with TCRs that recognize tumor antigens, or TILs, or T cells from the peripheral blood that have been expanded on multiple tumor-specific antigens. These include Achilles Therapeutics Ltd., BioNTech SE, F. Hoffmann-La Roche AG, Gilead Sciences, Inc., Iovance Biotherapeutics Inc., PACT Pharma Inc., and Ziopharm Oncology Inc. We believe that Genocea’s ATLAS true neoantigen selection will lead to better targeted and more effective cell therapy. However, there can be no assurance that one or more of these companies, or other companies, will not achieve similar or superior clinical results in the future as compared to GEN-011, or that our future clinical trials will be successful.
Similarly, there are other companies attempting to develop new neoantigen cancer vaccines, including BioNTech SE, CureVac AG, Genentech, Inc., Gritstone Oncology Inc., Merck & Co., Inc., Moderna Inc., Nouscom AG, and Vaccibody AS. We believe that GEN-009 has advantages against each of these product candidates based on the potential power of the ATLAS platform to comprehensively identify for each cancer patient the neoantigens to which such patient has a pre-existing immune response. We believe that selecting neoantigens for personal cancer vaccines using ATLAS will lead to more effective vaccines. However, there can be no assurance that one or more of these companies, or other companies, will not achieve similar or superior clinical results in the future as compared to GEN-009, or that our future clinical trials will be successful.
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and greater experience in the discovery and development of product candidates, obtaining U.S. Food and Drug Administration ("FDA"), and other regulatory approvals of vaccines and the commercialization of those vaccines or cellular therapies. Accordingly, our competitors may be more successful than us in obtaining approval for vaccines and cellular therapies and achieving widespread market acceptance. Our competitors’ vaccines or cellular therapies may be more effective, or more effectively marketed and sold, than any we may commercialize and may render our products obsolete or non-competitive.
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
We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any vaccines or cellular therapies that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.
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
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the vaccine and cellular therapy fields. We additionally rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions where available. Still further, we utilize trademark protection for our company name, and expect to do so for products and/or services as they are marketed.

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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of vaccine and cellular therapy products. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment ("Patent Term Adjustment"), which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office ("U.S. PTO") in granting a patent, or may be shortened, if a patent is terminally disclaimed over an earlier-filed patent.
The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a biologics license application ("BLA"), we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.
As of the date of this Annual Report on Form 10-K, our patent portfolio includes the following:
ATLAS
Our discovery platform patent portfolio includes three patent families, currently comprising eight issued U.S. patents. We hold an exclusive license from President and Fellows of Harvard College ("Harvard") to the first patent family, which covers methods related to the ATLAS discovery platform, including discovery of antigens expressed in neoplastic cells. This first patent family includes U.S. Patents 9,051,564, 9,920,314 and 10,662,423, and patents granted in Europe, Canada, and Australia. U.S. Patent 10,662,423 and the granted foreign patents in this family are expected to expire in February 2027. U.S. Patents 9,920,314 and 9,051,564 include Patent Term Adjustments and extend until June 2028 and December 2031, respectively. We wholly own a second patent family, which is specifically directed to the ATLAS platform as utilized by us, including for discovery of cancer or tumor-related antigens. This second patent family includes U.S. Patents 8,313,894, 9,045,791, 9,873,870 and 10,570,387, a pending U.S. patent application, issued patents in Europe, Canada, and Australia, and a pending application in Europe. The granted foreign patents in this family have a patent term until July 2029. U.S. Patents 8,313,894 and 9,045,791 have terms that include Patent Term Adjustments and extend until August 2030 and August 2029, respectively. U.S. Patents 9,873,870 and 10,570,387 have terms that extend until July 2029. We wholly own the third patent family, which is directed to methods for selecting or deselecting Inhibigens and stimulatory antigens, cancer diagnosis, prognosis, and patient selection, as well as related compositions. This third family currently comprises U.S. Patent 10,859,566 with a patent term until March 2038, pending applications in eleven foreign jurisdictions, and a pending U.S. application. We wholly own three further patent families, each comprising a pending PCT application, claiming first priority to provisional applications filed in late 2018, and two potential patent families, each comprising provisional applications filed in mid-2020. These PCT and U.S. provisional applications are directed to further methods using ATLAS-identified antigens, redirecting immune responses and re-educating T cells.
An additional patent family comprising a PCT application, claiming first priority to a U.S. provisional application filed in mid-2019, is directed to dose regimens for GEN-009, and a potential patent family comprising U.S. provisional applications, having an earliest filing date of late 2020, is directed to our cell-based therapy GEN-011.

License Agreements
Harvard University
We have an exclusive license agreement with Harvard University (“Harvard”), granting us an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. We are also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of December 31, 2020, we have paid $0.3 million in aggregate milestone payments. We are obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed upon development plan. In addition, we are obligated to achieve specified development milestones and in the event we are unable to meet our development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.
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
Government Regulation
We primarily operate in the United States ("U.S.") and conduct our clinical trials in the U.S. and Canada. If we expand outside of these geographic areas other governmental regulations may become applicable. Biological products such as vaccines and adoptive cell therapies are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C and PHS Acts and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Clinical testing of biological products is subject to FDA review before initiation. In addition, FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory review and approval and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.
U.S Biological Products Development Process
The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following process:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an application for an IND which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCP”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use, including approval by an independent Institutional Review Board (“IRB”), representing each clinical site before each clinical trial may be initiated;
•submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with good manufacturing practices (“GMPs”) to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (“GTP”) for the use of human cellular and tissue products;
•potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.
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
Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events (“AEs”) should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1.  The biological product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2.  The biological product is evaluated in a limited patient population to identify possible AEs and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3.  Clinical studies are undertaken to further evaluate safety, purity, and potential of biological product in an expanded patient population at geographically dispersed clinical trial sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and product labeling.
Post-approval clinical studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected AEs, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients. Sponsors of all controlled clinical trials, except for Phase 1 trials, are required to submit certain clinical trial information for inclusion in the public clinical trial registry and results data bank maintained by the National Institutes of Health.

Concurrent with clinical studies, companies must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.
U.S. Review and Approval Processes
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
Under the Prescription Drug User Fee Act (“PDUFA”), as re-authorized for an additional five years in 2017, each BLA must be accompanied by a significant user fee. PDUFA also imposes annual program fees based on each approved biologic. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.
Within 60 days following submission of the application, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP regulations to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
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
U.S. Fraud and Abuse, Transparency and Privacy Laws
In the U.S., our business activities are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; protect the privacy of individual information; ensure integrity of research or protect human subjects involved in research. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice, and individual U.S. Attorney offices within the Department of Justice, the U.S. Department of Health and Human Services (“HHS”), HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), the Office of Inspector General, the Office for Human Research Protections, and the Office of Research Integrity, and other state and local government agencies.
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

Reimbursement
The commercial success of any approved products will depend, in part, on the availability of coverage and adequate reimbursement for such products from third-party payors, such as government health care programs, private health insurers, and managed care organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of health care costs has become a priority of federal and state governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. In addition, there is significant uncertainty regarding the reimbursement status of newly approved health care products. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. Further, we may have to offer discounts or rebates to purchasers before purchasers will agree to purchase our products or to third-party payors in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary. We may also have to enter into value-based arrangements with such entities in which the amount ultimately paid for our products depends on the performance of our products, as measured by metrics such as patient outcomes or cost savings. Utilization of any of our approved products may be affected by whether third-party payors provide incentives to health care providers to use our products as part of a “pay for performance” program intended to improve the quality of care provided to patients.
Within the U.S., if we obtain appropriate approval in the future to market any of our current product candidates, we may seek coverage for those products under Medicaid, Medicare, and the 340B drug pricing programs. These programs are administered by various federal and state agencies and provide prescription drug benefits to individuals who are age 65 and over, low income, or disabled or allow healthcare providers that serve vulnerable populations to purchase prescription drugs at discounted prices. In the future, we may also seek to sell any approved product candidates to government purchasers. In order to obtain coverage for our products under government benefit programs, or to sell products to government purchasers, we may be required to track and report prices for our products, offer discounts to certain purchasers, or pay rebates on certain utilization.
In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of healthcare. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Healthcare Reform Act”) which expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. In recent years, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). In addition, a case that challenges the constitutionality of the Healthcare Reform Act, California v. Texas, was argued before the U.S Supreme Court in November 2020. All provisions of the Healthcare Reform Act, except for the individual mandate to buy health insurance, remain in effect pending resolution of the case.
There have been other recent reform initiatives, including a number of initiatives focused on drug pricing. For example, legislation passed in 2019 revised how certain prices reported by manufacturers under the Medicaid Drug Rebate Program are calculated, and regulations issued in late 2020 will further revise price reporting under the Medicaid Drug Rebate Program. As another example, effective January 2022, revisions to the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Some of these changes have been and may continue to be subject to legal challenge. For example, courts have temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price. Additional healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare and accelerated or advanced Medicare payments to healthcare providers.
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
Foreign Regulation
In addition to regulations in the U.S., we may be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as Canada, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application (“CTA”) much like an IND prior to the commencement of human clinical trials. In Canada, for example, a CTA must be submitted to the competent national health authority and to independent ethics committees in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed in that country. In all cases, the clinical trials must be conducted in accordance with GCPs and other applicable regulatory requirements.
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
To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, supply chain and pre-clinical and clinical trials. Our office-based employees have been working from home since mid-March 2020. We anticipate continuing to work from home in the near-term future until the widespread availability and utilization of COVID-19 vaccines bring public health metrics to levels that allow us to safely reopen our office.
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
Information about our Executive Officers
The following information sets forth the name, age and position of our executive officers as of February 19, 2021.
William "Chip" Clark, age 52, has served as our President and Chief Executive Officer ("CEO") since February 2011 after serving as our Chief Business Officer from August 2010 to February 2011. Mr. Clark has also served on our board of directors since February 2011. Prior to joining Genocea, he served as Chief Business Officer at Vanda Pharmaceuticals, a biopharmaceutical company he co-founded in 2004. While at Vanda, he led the company’s strategic and business development activities and played a central role in raising more than $400 million through business development deals and equity financings. Prior to Vanda, Mr. Clark was a principal at Care Capital, a venture capital firm investing in biopharmaceutical companies, after serving in a variety of commercial and strategic roles at SmithKline Beecham (now GlaxoSmithKline). Mr. Clark received an M.B.A. from The Wharton School of the University of Pennsylvania and a B.A. from Harvard University.

Girish Aakalu, Ph.D., age 46, has served as our Chief Business Officer since December 2018. In this role, he leads Genocea’s business development efforts. His broad skill set spans business development, corporate and R&D strategy, product portfolio management, commercial planning, and alliance management. Prior to joining Genocea, Dr. Aakalu was employed by the Ipsen Group, from May 2015 until December 2018, where he was most recently Vice President: Global Head of External Innovation, and Pfizer, Inc., from October 2007 until May 2015, where he held the title of Executive Director: Head of Strategy, Innovation & Operations for Pfizer’s External R&D Innovation team prior to his departure. His previous roles also include business development and oncology pipeline market planning positions at Genentech, Inc. and life science consulting experience at L.E.K Consulting. He received both a Ph.D. in cellular and molecular neurobiology and an M.S. in biology from the California Institute of Technology and a B.A. in biophysics with general and departmental honors from Johns Hopkins University. He has also completed executive education in corporate governance at the Kellogg School of Management at Northwestern University.
Thomas Davis, M.D., age 57, has served as our Chief Medical Officer since October 2018. Dr. Davis has over 20 years of academic and industry experience in immuno-oncology and cancer drug development. Most recently, he served as Chief Medical Officer of Gadeta B.V., a Dutch cell therapy company pursuing novel cancer targets from October 2017 to April 2018, where he steered a novel cell therapy technology into first-in human clinical studies. Prior to Gadeta B.V., he served as Chief Medical Officer of Celldex from 2006 to 2017, where he led all aspects of clinical and regulatory development including strategy, tactics, and execution. While at Celldex, Dr. Davis actively built and oversaw Clinical Science, Medical Affairs, Safety, Clinical Operations, Statistics, Regulatory Affairs, and Project Management, managed collaborations with large global pharmaceutical partners, and participated in investor relations activities. He also served as Chief Medical Officer at GenVec and as Senior Director of Clinical Science at Medarex. Prior to joining the industry, Dr. Davis supervised clinical efforts at the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI), and worked on the development of rituximab and idiotype vaccines at Stanford University. Dr. Davis received an M.D. from Georgetown University and completed a fellowship in medical oncology at Stanford University. He also received an M.S. in physiology from Georgetown University and a B.A. in biophysics from Johns Hopkins.
Diantha Duvall, age 49, has served as our Chief Financial Officer since March 2019. Prior to joining Genocea, Ms. Duvall was Vice President, Controller and Chief Accounting Officer at Bioverativ, Inc. from February 2017 to January 2019. Prior to that, she worked at Biogen Inc., serving as Global Commercial Controller from February 2016 to January 2017, and U.S. Commercial Controller from February 2015 to January 2016. She also held a number of positions at Merck and Co. from May 2009 to January 2015. Her experiences at Merck spanned roles in venture investment, business development, joint ventures, and alliances, as well as operational controls and technical accounting. She also has extensive experience in SEC reporting, Sarbanes Oxley compliance, transaction support and risk management, having held multiple health industries positions within PricewaterhouseCoopers from 1996 to 2009. Ms. Duvall has both an M.B.A and a M.S. in accounting from Northeastern University and a B.A. from Colby College.
Jessica Baker Flechtner, Ph.D., age 49, has served as our Chief Scientific Officer since February 2016 after serving as our Senior Vice President of Research from February 2014 to January 2016, and Vice President of Research from January 2010 to February 2014. From 2007 to February 2014, she held various roles of increasing seniority at Genocea. Prior to joining Genocea, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on various pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School. She received both a Ph.D. in cellular immunology and a B.S. in animal science from Cornell University. She is a member of the American Association of Immunologists, American Association for Cancer Research, Society for the Immunotherapy of Cancer, the President’s Council of Cornell Women, and Women in Bio.
Raymond D. Stapleton, Jr., Ph.D., age 50, has served as our Executive Vice President of Pharmaceutical Sciences and Manufacturing since January 2021. Prior to joining Genocea, Dr. Stapleton was President and Chief Operating Officer at American Type Culture Collection from November 2019 to January 2021, where he provided leadership for global operations. As Senior Vice President of Technical Operations at Iovance Biotherapeutics, Inc. from July 2019 to November 2019, Dr. Stapleton worked on commercial manufacturing readiness. From October 2015 through July 2019, Dr. Stapleton was employed at Synthetic Biologics, Inc. where his most recent position was Senior Vice President of Technical Operations. He also held a number of positions of increasing responsibility at Merck and Co. from 2003 to 2015, including leading a complex science, technology, and engineering organization at a manufacturing site responsible for supporting Merck’s vaccine business. He has served as peer reviewer for a half dozen scientific journals and co-authored seventeen peer-reviewed manuscripts and multiple patents. Dr. Stapleton completed his post-doctoral work in the Oak Ridge National Laboratory. He received a Ph.D. in microbial ecology from The University of Tennessee – Knoxville and a B.S. in biology from Mary Washington College.

Human Capital Resources
As of December 31, 2020, we had 72 full-time employees, of which 54 were engaged in research and development and 18 were engaged in finance, legal, business development, human resources, facilities, information technology or other general and administrative functions. Our management executive team is comprised of our CEO and five of his direct reports who, collectively, have management responsibility for our business. Two of the six members of our management executive team are women. Across our broader population, approximately 52% of full-time employees are women. Our management executive team places significant focus and attention on matters concerning our human capital assets ‐ particularly our diversity, capability development, and succession planning. Accordingly, we regularly review employee development and succession plans for each of our functions to identify and develop our pipeline of talent.
Our laboratory and office space is in Greater Boston, which we believe provides access to a vibrant biotech and pharmaceutical talent pool. We have programs in place to attract and retain talent, including stock-based compensation and cash performance awards as well as tuition reimbursement to support technical and other training. We also have a performance management and talent development process in which managers provide regular feedback and coaching to develop employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Corporate Information
We were incorporated under the laws of the State of Delaware in August 2006. Our principal executive offices are located at 100 Acorn Park Drive, 5th Floor, Cambridge, Massachusetts 02140 and our telephone number is (617) 876-8191. Genocea® and the Genocea logo are registered trademarks.
Available Information
Our website address is https://www.genocea.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents and all amendments to those reports and documents are available on or through our website without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The public can also obtain any documents that we file with the SEC from the SEC's website at https://www.sec.gov. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.
Item 1A.    Risk Factors
Summary of Risk Factors
Below is a summary of the principal risks that apply to Genocea or our securities. This summary does not address all of the risks that we face. Additional discussion of the risks summarized here, and other risks that we face, can be found immediately below this summary.
•We require additional financing to execute our operating plan and continue to operate as a going concern.
•We are substantially dependent on the success of the clinical development of GEN-011. Any failure to successfully develop or commercialize the GEN-011 T cell therapy, or any significant delays in doing so, will have a material adverse effect on our business, result of operations and financial condition.
•Because our active product candidates are in an early stage of clinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.
•If we do not obtain regulatory approval for our current and future product candidates, our business will be adversely affected.
•We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•Our active product candidates, GEN-009 and GEN-011, and our future potential product candidates arising out of our immune-oncology program, are or will be based on T cell activation, which is a novel approach for vaccines, cellular therapies, immunotherapies and medical treatments.
•Our product candidates are uniquely manufactured for each patient and we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities. If we or any of the third-party manufacturers with whom we contract encounter these types of difficulties, our ability to provide our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure. Some of our third-party manufacturers are located outside the U.S., and we may encounter disruption in clinical material supplies due to logistics, as well as risk of adverse regulatory action due to local regulatory oversight.

•We rely on third parties to conduct technical development, non-clinical studies and clinical trials for our product candidates, including our active clinical development products, GEN-009 and GEN-011, and any other future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
•We rely on third parties to conduct some or all aspects of our product manufacturing, and these third parties may not perform satisfactorily. In some instances, we may rely on a single manufacturer for certain of our products.
•If we are unable to manufacture our products or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.
•We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products.
•If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.
•We have in-licensed a portion of our intellectual property, and, if we fail to comply with our obligations under these arrangements, or our licensors fail to obtain and maintain intellectual property rights, we could lose such intellectual property rights or owe damages to the licensor of such intellectual property.
•Our products may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
•Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
•Our largest stockholder, New Enterprise Associates, could exert significant influence over us and could limit other stockholders' ability to influence the outcome of key transactions, including any change of control.
•If our stock price is volatile, our stockholders could incur substantial losses and we may become involved in securities-related litigation, including securities class action litigation, that could divert management’s attention and harm our business and subject us to significant liabilities.
•Provisions in our charter documents and under Delaware law have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and prevent attempts by our stockholders to replace or remove our current management.
Risks Related to Our Financial Position and Need for Additional Capital
We require additional financing to execute our operating plan and continue to operate as a going concern.
Our audited financial statements for 2020 have been prepared assuming we will continue to operate as a going concern. We plan to continue to fund our operations through public or private equity offerings, strategic transactions, proceeds from sales of our common stock under our at-the-market equity offering program (“ATM”), proceeds from sales of our common stock under our purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital (“LPC”) or by other means. However, adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, or on attractive terms, we may be forced to implement further cost reduction strategies, including ceasing development of GEN-011, and/or other product candidates and other corporate activities.
As of December 31, 2020, our cash and cash equivalents were $79.8 million. We believe that we will continue to expend substantial resources for the foreseeable future developing GEN-009, GEN-011 and any other vaccine and cellular therapies targeted towards neoantigen cancer product candidates. These expenditures will include costs associated with research and development, potentially acquiring new technologies, potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Furthermore, because of the significant expense associated with conducting clinical trials, we cannot be certain we will have sufficient capital to complete such trials for a given product candidate.
Our future capital requirements depend on many factors, including:
•the timing and costs of our planned clinical trials for GEN-011;
•the timing and costs to perform monitoring activities to support the GEN-009 clinical trial;
•the outcome, timing, and costs of seeking regulatory approvals;

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
•manufacture material for clinical trials and for commercial sale;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•the receipt of marketing approval;
•maintain, protect and expand our intellectual property portfolio;
•the costs of commercialization activities for GEN-009 and GEN-011 and other product candidates, if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution, and manufacturing capabilities;
•revenue received from commercial sales of our product candidates;
•attract and retain skilled personnel; and
•create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.
Based on our current operating plan, we believe that our existing cash and cash equivalents are sufficient to support our operations to mid-2022, and we have strategic plans to extend our operating cash to the end of 2022.
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
We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $43.7 million and $39.0 million for 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $374.7 million. To date, we have not commercialized any products or generated any revenues from the sale of products and do not know whether or when we will generate product revenues or become profitable. Our only source of revenue for 2020 was the material transfer agreement (“MTA”) with a strategic partner, Shionogi & Co. Ltd (“Shionogi”). See Note 3. Revenue within the notes to the consolidated financial statements in this Annual Report on Form 10-K. To date, we have financed our operations primarily through multiple public equity offerings, private placements of our common and preferred stock and debt arrangements.
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or foreign regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.
Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause investors to lose all or part of their investment.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates on unfavorable terms to us.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-009, GEN-011, or our other product candidates.
Our stockholders will experience substantial additional dilution if outstanding warrants are exercised for common stock.
As of February 18, 2021, there were approximately 51.0 million shares of common stock issuable upon the exercise of warrants, having a weighted average exercise price of $2.26 per share. The exercise of outstanding warrants for common stock would be substantially dilutive to existing stockholders. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.
Risks Related to Clinical Development, Regulatory Review and Approval of Our Product Candidates
We are substantially dependent on the success of the clinical development of GEN-011. Any failure to successfully develop or commercialize the GEN-011 T cell therapy, or any significant delays in doing so, will have a material adverse effect on our business, result of operations and financial condition.
We are now currently investing a significant portion of our efforts and financial resources in the development of the GEN-011, an adoptive T cell therapy which is currently in a Phase 1/2a clinical trial. Our ability to generate product revenue depends heavily on the success of clinical trials for GEN-011 and the successful development and commercialization of GEN-011. The successful development and commercialization of GEN-011 will depend on several factors, including the following:
•successful completion of all required clinical trials of GEN-011;
•obtaining marketing approvals from regulatory authorities for GEN-011;
•establishing manufacturing and commercialization arrangements between ourselves and third parties;
•establishing an acceptable safety and efficacy profile of GEN-011; and
•the availability of reimbursement to patients from healthcare payors for GEN-011.
Any failure to successfully develop or commercialize GEN-011 or any significant delays in doing so will have a material adverse effect on our business, results of operations and financial condition.

Because our active product candidates are in an early stage of clinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.
We are currently conducting Phase 1/2a clinical trials for our GEN-009 and GEN-011 programs. A decision to stop either or both of these trials would result in a delay in the clinical progress, approval and commercialization of the affected programs. Even if the results are successful, such results may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. Our product candidates may require complex manufacturing processes and scaling up these processes can cause changes in the product that may not be apparent until the product is further tested during Phase 3 trials.
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
We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:
•severity of the disease under investigation;
•design of the study protocol;
•size of the patient population;
•eligibility criteria for the trial in question;
•perceived risks and benefits of the product candidate under study;
•proximity and availability of clinical trial sites for prospective patients;
•availability of competing therapies and clinical trials;
•efforts to facilitate timely enrollment in clinical trials;
•delays as a result of the impact of the COVID-19 pandemic on clinical trial recruitment;
•patient referral practices of physicians; and
•ability to monitor patients adequately during and after treatment.

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
We may not be able to comply with requirements of foreign jurisdictions in conducting trials outside of the U.S.
To date, we have not conducted any clinical trials outside of the U.S. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country, should we attempt to do so, is subject to numerous risks unique to conducting business in foreign countries, including:
•difficulty in establishing or managing relationships with contract research organizations ("CROs") and physicians;
•different standards for the conduct of clinical trials;
•our inability to locate qualified local consultants, physicians and partners;
•the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment; and
•the acceptability of data obtained from studies conducted outside the U.S. to the FDA in support of a BLA.
If we fail to successfully meet requirements for the conduct of clinical trials outside of the U.S., we may be delayed in obtaining, or be unable to obtain, regulatory approval for our product candidates.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•delays caused by us or third parties in conducting clinical trials for GEN-009 and GEN-011;
•delays by us in reaching a consensus with regulatory agencies on trial design;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•delays in initiating clinical sites for our GEN-011 program due to COVID-19;
•delays in obtaining required IRB approval at each clinical trial site;
•imposition of a clinical hold by regulatory agencies or an IRB for any reason, including safety concerns raised by other clinical trials of similar vaccines that may reflect an unacceptable risk with GEN-009 or GEN-011 or after an inspection of clinical operations or trial sites;
•failure to perform in accordance with the FDA’s GCPs or applicable regulatory guidelines in other countries;
•delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;
•delays caused by patients not completing participation in a trial or not returning for post-treatment follow-up;
•clinical trial sites or patients dropping out of a trial or failing to complete dosing;
•occurrence of serious AEs in clinical trials that are associated with the product candidates that are viewed to outweigh its potential benefits; or
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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

Our active product candidates, GEN-009 and GEN-011, and our future potential product candidates arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for vaccines, cellular therapies, immunotherapies and medical treatments.
We have concentrated our research and development efforts on T cell vaccine and immunotherapy technology, which is a novel approach for vaccines, cellular therapies, immunotherapies and medical treatments, and our future success is highly dependent on the successful development of T cell immunotherapies in general, and our active development product and current and future product candidates in particular. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to vaccines and cellular therapies may prevent further development or approval of our current and future product candidates. There can be no assurance that any development problems we or others researching T cell vaccines and cellular therapies may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Because of the novelty of this approach, there may be unknown safety risks associated with the vaccines and cellular therapies that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe AEs caused by the vaccines and cellular therapies. If approved, the novel mechanism of action of the vaccines and cellular therapies may adversely affect physician and patient perception and uptake of our products.
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
We custom design and manufacture our product candidates. Manufacturing unique lots of these product candidates is susceptible to product loss or failure due to issues with:
•logistics associated with the collection of a patient’s tumor or blood;
•batch-specific manufacturing failures or issues that arise due to the uniqueness of each patient-specific batch that may not have been foreseen;
•quality control testing failures;
•unexpected failures of batches placed on stability;
•novel assays, cell selection or other components within our manufacturing processes;
•significant costs associated with individualized manufacturing that may adversely affect our ability to continue development;
•successful and timely manufacture and release of the patient-specific batch;
•shipment issues encountered during transport of the batch to the site of patient care; and
•our reliance on single-source suppliers.
As our product candidates are manufactured for each individual patient, we will be required to maintain a chain of identity with respect to each patient’s sample, sequence data derived from such sample, analyze results of such patient’s immunologic profile, and the custom manufactured product for each patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in product mix-up, adverse patient outcomes, loss of product, or regulatory action, including withdrawal of any approved products from the market. Further, as our product candidates are developed through early-stage clinical studies to later-stage clinical trials towards approval and commercialization, we expect that multiple aspects of the complicated collection, analysis, manufacture and delivery processes will be modified in an effort to optimize processes and results. These changes may not achieve the intended objectives, and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of clinical trials.
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

If we fail to obtain regulatory approval in jurisdictions outside the U.S., we will not be able to market our products in those jurisdictions.
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
Even if we receive regulatory approval for our product candidates, such immunotherapies will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product candidates, including our active development products, GEN-009, GEN-011 and any other potential future immunotherapy product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the vaccine or immunotherapy potentially over many years. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) and GCP, for any clinical trials that we conduct post-approval.
Later discovery of previously unknown problems with an approved product, including AEs of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil, criminal and/or administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in Medicare, Medicaid and other federal health care programs, and curtailment or restructuring of our operations.
The FDA’s policies may change and additional government regulations may be enacted that could affect regulatory approval that we have received for our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct technical development, non-clinical studies and clinical trials for our product candidates, including our active clinical development products, GEN-009 and GEN-011, and any other future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
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
We rely on third parties to conduct some or all aspects of our product manufacturing, and these third parties may not perform satisfactorily. In some instances, we may rely on a single manufacturer for certain of our products.
We do not have any manufacturing facilities. We do not expect to independently conduct all aspects of our product manufacturing. We intend to rely on third parties with respect to manufacturing GEN-009 and GEN-011, and in some instances we may rely on a single manufacturer for certain of our products. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:
•the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•reduced control as a result of using third party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•the unavailability of a manufacturer that is capable of, or that has the capacity to, manufacture our clinical supply that results in delays or additional manufacturing costs;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how or infringement of third-party intellectual property rights by our contract manufacturers; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.
Any of these events could lead to clinical trial delays or failure to obtain regulatory approval or affect our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the U.S. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
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
If we are unable to manufacture our products or are unable to obtain regulatory approvals for a manufacturing facility for our products, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.
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
Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our vaccines and cellular therapies on a commercial-scale, replacement of a manufacturer may be expensive and time-consuming and may cause interruptions in the production of our vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:
•difficulties with production costs and scale-up;
•unavailability of raw materials and supplies;
•insufficient quality control and assurance;
•shortages of qualified personnel;
•failure to comply with strictly enforced federal, state and foreign regulations that vary in each country where product might be sold; and
•lack of capital funding.
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
We rely upon a combination of patents, patent applications, know-how and confidentiality agreements to protect the intellectual property related to our platform technology and product candidates. The patent position of biotechnology companies is generally uncertain because it involves complex legal and factual considerations. The standards applied by the U.S. Patent and Trademark Office ("U.S. PTO") and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our discovery platform or product candidates in the U.S. or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found, and prior art that we have not disclosed could be used by a third party to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our discovery platform or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications, or those of our licensors, may not adequately protect our platform technology, provide exclusivity for our product candidates, prevent others from designing around our patents with similar products, or prevent others from operating in jurisdictions in which we did not pursue patent protection. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
If patent applications we hold or have in-licensed with respect to our platform or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates or ATLAS discovery platform, it could dissuade companies from collaborating with us and could limit or destroy our ability to develop or commercialize one or more of our products, or even any product. We or our licensors have filed several patent applications covering aspects of our product candidates. We cannot offer any assurances about which, if any, patents will be issued, the breadth of any such patents or whether any issued patents will be found invalid and unenforceable or will be challenged by third parties. Any successful opposition to these patent applications, or patents that may issue from them, or to any other patent applications or patents owned by or licensed to us, could deprive us of rights necessary for the successful commercialization of any product candidate that we may develop. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate.
In the U.S., for patent applications filed prior to March 16, 2013, assuming the other requirements for patentability are met, the first to invent is entitled to the patent, while outside the U.S., the first to file a patent application is entitled to the patent. On March 16, 2013, the U.S. transitioned to a ‘first to file’ system more like that in the rest of the world in that the first inventor to file a patent application is entitled to the patent. Under either the prior system or current one, third parties are allowed to submit prior art prior to the issuance of a patent. Furthermore, both the U.S. and foreign patent systems permit third parties or, in some cases, the patent authorities themselves, to initiate proceedings challenging the scope and / or validity of issued patents, including for example, opposition, derivation, reexamination, inter partes review or interference proceedings. An adverse determination against our or our licensor's patent rights in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.
In addition, patents have a limited lifespan. In most countries, including the U.S., the natural expiration of a patent is 20 years from the date it is filed. Various extensions of patent term may be available in particular countries, however in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., which permits a patent term extension of up to five years to cover an FDA-approved product. However, the applicable authorities, including the FDA in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and non-clinical data, and then may be able to launch their product earlier than might otherwise be the case.

Filing, prosecuting and enforcing patents on our platform or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside the U.S., or from selling or importing products that infringe our patents in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates, and to use our or our licensors’ proprietary technologies without infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, and inter partes review proceedings before the U.S. PTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims for example to materials, formulations, methods of manufacture, methods of analysis, and/or methods for treatment related to the use or manufacture of our products or product candidates. In some cases, we may have failed to identify such relevant third-party patents or patent applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Except for the preceding exceptions, patent applications in the U.S. and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our platform technology or our products or product candidates could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or product candidates and/or the use, analysis, and/or manufacture of our product candidates.

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
We are a party to a number of license and collaboration agreements that are important to our business, and we may enter into additional license or collaboration agreements in the future. For example, our discovery platform is built, in part, around patents exclusively in-licensed from academic or research institutions. See “Business - License Agreements” for a description of our in-license agreement with Harvard. These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. In that event, we may be required to expend significant time and resources to redesign our product candidates or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly.

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
Enforcing a claim that a third party illegally obtained and is using any of our know-how is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. sometimes are less willing than U.S. courts to protect know-how. Misappropriation or unauthorized disclosure of our know-how could impair our competitive position and may have a material adverse effect on our business.
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
Even if we obtain marketing approval for GEN-009, GEN-011 or any other products that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:
•the efficacy and safety of the product, as demonstrated in clinical trials;
•the clinical indications for which the product is approved, and the label approved by regulatory authorities for use with the product, including any warnings that may be required on the label;
•acceptance by physicians and patients of the product as a safe and effective treatment and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;
•the cost, safety and efficacy of treatment in relation to alternative treatments;
•the availability of adequate coverage and reimbursement by third-party payors and government authorities;
•relative convenience and ease of administration;
•the prevalence and severity of adverse side effects;
•the effectiveness of our sales and marketing efforts; and

•the restrictions on the use of our products together with other medications, if any.
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
In the future, we expect to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates in the U.S., if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians;
•the lack of adequate numbers of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future health care reform measures. Third-party payors, such as government health care programs, private health insurers and managed care organizations, decide for which drugs they will provide coverage and establish reimbursement levels. Coverage and reimbursement decisions by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling health care costs. Coverage and reimbursement can vary significantly from payor to payor. As a result, obtaining coverage and reimbursement approval for a product from each government and other third-party payor may require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately, with no assurance that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that coverage determinations or reimbursement amounts will not reduce the demand for or require us to lower the price of or provide discounts on, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.
Price controls may be imposed, which may adversely affect our future profitability.
In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly member states of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on coverage, prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available vaccines in order to obtain or maintain coverage, reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. There can be no assurance that our vaccine candidates will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.
The impact of health care reform legislation and other changes in the health care industry and in health care spending on us is currently unknown and may adversely affect our business model.
In the U.S., and in some foreign jurisdictions, the legislative landscape continues to evolve. Our revenue prospects could be affected by changes in health care spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to health care availability, the method of delivery or payment for health care products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting health care reform, as evidenced by the enactment in the U.S. of the Healthcare Reform Act, as well as by the ongoing efforts to eliminate or significantly modify the Healthcare Reform Act and specific initiatives focused on drug pricing. See “Business - Government Regulation-Reimbursement”. It is likely that federal and state legislatures within the U.S. as well as foreign governments will continue to consider changes to existing health care legislation.
We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts within the U.S. or abroad. There is no assurance that health care reform will not adversely affect our business and financial results, and we cannot predict how future legislative, judicial or administrative changes relating to healthcare reform will affect our business.
The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:
•the demand for any drug products for which we may obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenues and achieve or maintain profitability; and
•the level of taxes that we are required to pay.

In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. The Budget Control Act of 2011, as amended ("Budget Control Act"), includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2021). Any significant spending reductions affecting Medicare, Medicaid, or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.
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
Other companies that are seeking to identify antigens for the development of vaccines and T cell therapies using predictive tools include Achilles Therapeutics Ltd., BioNTech SE, CureVac AG, F. Hoffmann-La Roche AG, Genentech, Inc., Gilead Sciences, Inc., Gritstone Oncology Inc., Iovance Biotherapeutics Inc., Merck & Co., Inc., Moderna Inc., Nouscom AG, PACT Pharma Inc., Vaccibody AS and Ziopharm Oncology Inc.
Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, including recruiting patients, obtaining regulatory approvals, and in manufacturing pharmaceutical products. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.
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
If we or others identify undesirable side effects caused by any of our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•our clinical trials may be put on hold;
•we may be unable to obtain regulatory approval for our vaccine candidates;
•regulatory authorities may withdraw approvals of our vaccines;
•regulatory authorities may require additional warnings on the label;
•a medication guide outlining the risks of such side effects for distribution to patients may be required;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of our products and could substantially increase commercialization costs.

Risks Related to Our Indebtedness
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
On February 18, 2021 (the "2021 Loan Closing Date"), we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB") for a $10 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay the borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules Capital, Inc. ("Hercules"), paying off all obligations owing under, and terminating, the previous loan and security agreement with Hercules on February 18, 2021. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes.
This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity or in the event of an acceleration of the 2021 Term Loan. This indebtedness could also have important negative consequences, including the fact that:
•we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and
•our failure to comply with the covenants in the 2021 Term Loan could result in an event of default that, if not cured or waived, could accelerate our obligation to repay this indebtedness, and SVB could seek to enforce its security interest in the assets securing such indebtedness.
We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due. If we do not make scheduled payments when due, or otherwise experience an event of default under the 2021 Term Loan, SVB could accelerate our total loan obligation or enforce its security interest against us.
Failure to satisfy our current and future debt obligations under the 2021 Term Loan could result in an event of default. In addition, other events, including certain events that are not entirely in our control, such as the occurrence of a material adverse event on our business, could cause an event of default to occur. As a result of the occurrence of an event of default, SVB could accelerate all of the amounts due under the 2021 Term Loan. In the event of such an acceleration, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, all obligations under the 2021 Term Loan are secured by substantially all of our property, excluding our intellectual property (but including proceeds from our intellectual property). SVB could seek to enforce its security interests in the assets securing such indebtedness. If we are unable to pay amounts due to SVB upon acceleration of the 2021 Term Loan or if SVB enforces its security interest against our assets securing our indebtedness to SVB, our ability to continue to operate our business may be jeopardized.
We are subject to certain restrictive covenants which, if breached, could result in the acceleration of our debt under the 2021 Term Loan and have a material adverse effect on our business and prospects.
The 2021 Term Loan imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:
•dispose of certain assets;
•change our lines of business;
•engage in mergers or consolidations;
•make investments;
•incur additional indebtedness;
•create liens on assets;
•pay dividends and make distributions or repurchase our capital stock; and
•engage in certain transactions with affiliates.
These restrictive covenants may prevent us from undertaking an action that we believe is in our best interests. In addition, if we were to breach any of these restrictive covenants, SVB could accelerate our indebtedness under the 2021 Term Loan or enforce its security interest against our assets, either of which could have a material adverse effect on our ability to continue operating.

Risks Related to Our Business and Industry
If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our products, conduct our clinical trials and commercialize our product candidates.
We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer, Tom Davis, M.D., our Chief Medical Officer, and Jessica Flechtner, Ph.D., our Chief Scientific Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management.
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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigations;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals, or labeling, marketing or promotional restrictions;
•loss of revenue;
•the inability to commercialize any product candidates that we may develop; and
•a decline in our stock price.
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
We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). While we have determined that we are neither a “covered entity” nor “business associate” directly subject to HIPAA, we have assumed contractual obligations related to protecting the privacy of personal information obtained from such sources. As HIPAA’s criminal provisions may also apply to entities other than “covered entities” or “business associates” in certain circumstances, we could be subject to legal action or criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted.
The collection and use of personal health data in the European Economic Area ("EEA") is governed by the provisions of the General Data Protection Regulation (“GDPR”) which came into effect in May 2018. This regulation imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EEA (including from clinical trial sites in the EEA) to the U.S. In July 2020, the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S., which has led to increased scrutiny on data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. Failure to comply with the requirements of the GDPR and related national data protection laws may result in significant fines and other administrative penalties. In the U.S., several state legislatures are considering enacting new data privacy legislation. One example of such legislation that has already been passed is the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to receive certain details regarding the processing of their data by covered companies, the right to request deletion of their data, and the right to opt out of sales of their data. The CCPA additionally imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA provides for imposition of substantial fines on companies that violate the law and also confers a private right of action on data subjects to seek statutory or actual damages for breaches of their personal information.
A pandemic, epidemic or outbreak of an infectious disease, such as the novel coronavirus, or COVID-19, has and may in the future adversely affect our business.
An outbreak of COVID-19 occurred in China in December 2019 and has spread around the world. The Center for Disease Control ("CDC") has recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence, and business sentiment. The situation is ever evolving and its effects both short-term and long-term remain unknown. The spread of COVID-19 has resulted in certain disruptions to our business and may result in future additional disruptions to our business. Examples of both include without limitation the following:
•The health and well-being of our employees and suppliers is at risk. If a critical threshold of our personnel, or the personnel of our suppliers, were to be diagnosed with COVID-19, placed in quarantine due to potential exposure to COVID-19, or need to care for family members diagnosed with COVID-19, it may result in significant manufacturing and business disruption.
•Our clinical sites may experience delays in the enrollment of new patients, which could have a material impact on our GEN-011 program.
•We have asked most employees who are not directly involved in our GEN-009 and GEN-011 clinical programs to work from home, which could impact our ability to effectively plan, execute, communicate and maintain our corporate culture. The increase in working remotely could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations.

•The possibility that certain country borders may close or significantly reduce cross-border traffic in response to COVID-19, which could affect certain of our manufacturers’ and suppliers’ ability to provide product and supplies to us on a timely basis.
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
Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA announced it was seeking to resume prioritized inspections of domestic manufacturing facilities as well as “mission-critical” inspections of foreign and domestic manufacturing facilities. However, in December 2020, FDA announced that due to continued travel restrictions, limited access to facilities and health risks to inspectors, it was having difficulty in conducting facility assessments that are necessary before it can make a decision on a marketing application. As a result, FDA acknowledged that review timelines in some cases would be delayed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, or other regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Common Stock
Our largest stockholder, New Enterprise Associates (“NEA”), could exert significant influence over us and could limit other stockholders' ability to influence the outcome of key transactions, including any change of control.
Our largest stockholder, NEA, beneficially owns, in the aggregate, shares representing approximately 26% of our outstanding common stock as of February 18, 2021. In addition, one member of our board of directors is associated with NEA. As a result, we expect that NEA will be able to exert significant influence over our business. NEA may have interests that differ from other stockholders' interests, and it may vote in a way with which other stockholders disagree and that may be adverse to other stockholders' interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.
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
Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders could incur substantial losses. The market price for our common stock may be influenced by many factors, including:
•the success of competitive products or technologies;
•results of clinical trials of our product candidates;
•the timing of the release of results of our clinical trials;

•results of clinical trials of our competitors’ products;
•regulatory actions or legal developments with respect to our products or our competitors’ products;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•actual or anticipated fluctuations in our financial condition and operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•sales of our common stock by us, our insiders or our other stockholders;
•speculation in the press or investment community;
•announcement or expectation of additional financing efforts;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters and other calamities;
•changes in market conditions for biopharmaceutical stocks; and
•changes in general market and economic conditions.
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
We cannot provide assurance that any material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
We are required to comply with certain of the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment must include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statement.
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
Provisions in our amended and restated certificate of incorporation and amended and restated by-laws contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified board of directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that our directors may be removed only for cause;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our board of directors to modify, alter or repeal our by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our by-laws.
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
Investors should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, our ability to pay cash dividends is currently restricted by the terms of our debt financing arrangement, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
General Risk Factors
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
We cannot predict what the market price of our common stock will be and, as a result, it may be difficult for our stockholders to sell their shares of our common stock.
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
Item 1B.     Unresolved Staff Comments
None.
Item 2.        Properties
Our principal executive office is located at 100 Acorn Park Drive, 5th floor, Cambridge, Massachusetts 02140. We have two leases at this address, and in aggregate, we occupy 46,000 square feet of laboratory and office space. We believe that our existing facilities are sufficient for our present operations, but that in the near future our existing facility space will need to be expanded to meet the demands of our future lab operations or we will have to move into a new facility.
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
Holders
As of February 18, 2021, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Securities Authorized for Issuance under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2020.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders(1)	2,879,056	$7.05	2,581,917
_________________________
(1) Includes information regarding our Amended and Restated 2014 Equity Incentive Plan.
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.
(3) Does not include 2,120,753 shares added to the Amended and Restated 2014 Equity Incentive Plan under the evergreen provision on January 1, 2021.

Item 6.        Selected Financial Data
Not applicable.
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a biopharmaceutical company dedicated to discovering and developing novel cancer immunotherapies using our proprietary ATLASTM platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” identified by next-generation sequencing of that patient's tumor. ATLAS zeroes in on both antigens that activate anti-tumor T cell responses and inhibitory antigens, InhibigensTM, that drive pro-tumor immune responses. We believe this approach ensures that cancer immunotherapies, such as vaccines and cellular therapies, focus T cell responses on the tumor targets most vulnerable to T cell targeting. Consequently, we believe that ATLAS may enable more immunogenic and efficacious cancer immunotherapies.
Our GEN-011 program is an adoptive T cell therapy using neoantigen-targeted peripheral cells ("NPTs"). The GEN-011 NPTs are specific for ATLAS identified anti-tumor antigens that are used to manufacture peripheral blood-derived, tumor-specific T cell therapy. GEN-011’s use of peripheral blood brings potential patient accessibility and cost advantages by eliminating the need for extra surgery or viable tumor. We are initiating clinical sites and accruing patients for a first-in-human GEN-011 clinical trial. Our GEN-009 program is a neoantigen vaccine delivering adjuvanted synthetic long peptides spanning ATLAS-identified anti-tumor neoantigens. After reporting initial clinical responses for GEN-009 delivered in combination with standard-of-care checkpoint inhibitors ("CPIs") in 2020, we continue to monitor patients to further evaluate these initial efficacy signals.
Financing and business operations
We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. We have not generated any product revenue and do not expect to do so for the foreseeable future. Our revenues for 2020 were from the material transfer agreement (“MTA”) with a strategic partner, Shionogi & Co. Ltd (“Shionogi”). See Note 3. Revenue within the notes to the consolidated financial statements in this Annual Report on Form 10-K. We have financed our operations primarily through the issuance of our equity securities and through debt financings. As of December 31, 2020, we had received an aggregate of $443.3 million in net proceeds from the issuance of equity securities, we had outstanding borrowings of $13.9 million, and our cash and cash equivalents were $79.8 million.
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.
On February 18, 2021, we entered into a Loan and Security Agreement with SVB for a $10 million secured term loan. $9.0 million of the proceeds from the 2021 Term Loan were used to repay the borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules, paying off all obligations owing under, and terminating, the previous loan and security agreement with Hercules on February 18, 2021. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes.
In July 2020, we completed a private placement (the “2020 Private Placement”) in which we received net cash proceeds of $74.5 million and issued approximately 21.4 million shares of our common stock, pre-funded warrants to purchase approximately 12.2 million shares of our common stock, and warrants to purchase approximately 33.6 million shares of our common stock. We incurred $5.4 million of offering-related expenses for the 2020 Private Placement.
In 2020, we sold approximately 2.4 million shares under our ATM program and received net proceeds of $5.8 million, after deducting commissions. In 2019, we sold no shares under the ATM program. As of December 31, 2020, we had $39.9 million in gross proceeds remaining under the ATM.

In October 2019, we entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased $2.5 million of shares of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued approximately 0.3 million shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. In 2020, we sold approximately 1.5 million shares of common stock resulting in $3.5 million of net proceeds. As of December 31, 2020, we had $24.0 million remaining under our agreement with LPC.
In June 2019, we completed an underwritten public offering (the “2019 Public Offering”) in which we received net proceeds of $38.4 million and issued approximately 12.1 million shares of our common stock. We incurred $3.9 million of offering-related expenses for the 2019 Public Offering.
In February 2019, we completed a private placement (the "2019 Private Placement") in which we received net cash proceeds of $13.8 million and issued approximately 3.2 million shares of our common stock, pre-funded warrants to purchase approximately 0.5 million shares of our common stock, and warrants to purchase approximately 0.9 million shares of our common stock.
As reflected in our consolidated financial statements, we used cash to fund operating activities of $41.7 million during 2020 and had $79.8 million available in cash and cash equivalents at December 31, 2020. In addition, we had an accumulated deficit of $374.7 million and anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Until such time, if ever, as we attempt to generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings and strategic transactions, and other sources of funding. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-009, GEN-011 or other corporate programs and activities. Our available cash and cash equivalents at December 31, 2020 are expected to fund operations to mid-2022, and we have strategic plans to extend our operating cash to the end of 2022.
Costs related to clinical trials can be unpredictable and there can be no guarantee that our current balances of cash and cash equivalents, combined with proceeds received from other sources, will be sufficient to fund our trials or operations through this period. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for, or commercially launch GEN-009, GEN-011 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, collaboration and licensing arrangements, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, which could result in a decision to pause or delay development or advancement of clinical trials for one or more of our product candidates. Similarly, we may decide to pause or delay development or advancement of clinical trials for one or more of our product candidates if we believe that such development or advancement is imprudent or impractical.
Financial Overview
Revenues
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our 2020 revenue was derived from the MTA with Shionogi. See Note 3. Revenue within the notes to the consolidated financial statements in this Annual Report on Form 10-K.
Research and development expenses
Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:
•salaries and related expenses;
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

The following table summarizes research and development expenses for our product candidates in 2020 and 2019 (in thousands):

	Years Ended December 31
	2020	2019
Phase 1/2a programs	$15,227	$16,462
Discovery and pre-IND	12,813	7,141
Other research and development	5,920	3,349
Total research and development	$33,960	$26,952
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
Other income (expense)
Other income (expense) consists of the change in the fair value of the warrant liability, transaction expenses, interest expense, net of interest income, gains and losses on sale and disposal of assets, and gains and losses on foreign currency.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts of assets, liabilities and expenses reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates or assumptions.
While our significant accounting policies are described in more detail in Note 2. Summary of significant accounting policies within the notes to the consolidated financial statements in this Annual Report on Form 10-K, we believe the following accounting policies are the most critical to fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these goods and services. To achieve this core principle, we apply the following five steps: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied.
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

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development expenses include fees paid to CROs in connection with clinical trials, CMOs with respect to preclinical and clinical materials and intermediaries, and vendors in connection with preclinical development activities. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed or when the goods have been received rather than when the payment is made. We conduct a thorough review of open contracts and purchase orders as well as an evaluation by internal personnel to identify services received that have been performed in order to establish an estimate of the associated cost incurred for these services for which we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary.
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
Fair Value of Warrant Liabilities
We remeasure the fair value of our liability-classified warrants at each reporting date. We calculate the estimated fair value of the liability-classified warrants using a Monte Carlo simulation. The Monte Carlo simulation requires the input of assumptions, including our stock price, the volatility of our stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers our probability of being acquired during each annual period within the terms of our liability-classified warrants, as an acquisition event can potentially impact the settlement. Changes to the assumptions used in determining the fair value of our liability-classified warrants could result in materially different fair values for these warrant liabilities.
Results of Operations
Comparison of 2020 and 2019

	Years Ended December 31
	2020	2019
	(in thousands)
License revenue	$1,359	$—

Operating expenses:
Research and development	33,960	26,952
General and administrative	14,388	12,037
Total operating expenses	48,348	38,989
Loss from operations	(46,989)	(38,989)
Other income (expense):
Change in fair value of warrants	8,889	986
Interest expense, net	(1,380)	(946)
Other expense	(4,234)	(1)
Total other income	3,275	39
Net loss	$(43,714)	$(38,950)
License revenue
Revenue increased by $1.4 million in 2020 compared to 2019 due to revenue recognized in connection with the MTA with Shionogi.

Research and development expenses
Research and development expenses increased $7.0 million in 2020 compared to 2019. The increase was due largely to increased headcount-related costs of $3.9 million, higher external development costs of $2.1 million and increased clinical costs of $0.8 million.
We expect that our overall research and development expenses will increase due to the continued development of our clinical operations and related clinical supply costs for our GEN-011 program.
General and administrative expenses
General and administrative expense increased $2.4 million in 2020 compared to 2019 primarily due to increased rent expense of approximately $1.6 million, higher professional services fees of approximately $1.3 million and increased insurance expense of approximately $0.4 million, partially offset by lower headcount-related costs of approximately $1.0 million.
We anticipate that our general and administrative expenses will increase in the future to support the expected growth in our business, expand our operations and organizational capabilities. Additionally, if and when we believe regulatory approval of our first product candidate appears likely, we anticipate that we will incur increased costs in preparation for commercial launch.
Change in fair value of warrants
Change in fair value of warrants reflects the non-cash change in the fair value of our liability-classified warrants, which are recorded at their fair value on the date of issuance and then remeasured at the end of each reporting period. The increase in the change in the fair value of warrants in 2020 compared to 2019 was primarily attributed to the decrease in our stock price between the initial valuation of our closing warrants ("2020 Warrants") issued in the 2020 Private Placement and the remeasurement at December 31, 2020.
Interest expense, net
Interest expense, net, consists primarily of interest expense on our long-term debt facilities, offset by interest earned on our cash equivalents.
Other expense
Other expense in 2020 consists primarily of transaction costs incurred in connection with the 2020 Private Placement and allocated to the liability-classified 2020 Warrants.
Liquidity and Capital Resources
Overview
Since our inception in 2006, we have funded operations primarily through proceeds from issuances of common stock and long-term debt.
As of December 31, 2020, we had $79.8 million in cash and cash equivalents.
On February 18, 2021, we entered into a Loan and Security Agreement with SVB for a $10 million secured term loan. $9.0 million of the proceeds from the 2021 Term Loan were used to repay the borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules, paying off all obligations owing under, and terminating, the previous loan and security agreement with Hercules on February 18, 2021. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes. The 2021 Term Loan will mature on September 1, 2023, which may be extended to March 1, 2024 if certain performance milestones are achieved and no event of default has occurred or is continuing. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provides for interest-only payments until September 30, 2021, which may be extended to March 31, 2022 if certain performance milestones are achieved and no event of default has occurred or is continuing. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty four (24) months following the Closing Date, and 1.0% thereafter. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for 2020 were derived from the MTA with Shionogi.

In July 2020, we completed the 2020 Private Placement and received net cash proceeds of $74.5 million. In connection with the 2020 Private Placement, we issued approximately 21.4 million shares of our common stock, approximately 12.2 million pre-funded warrants to purchase additional shares of our common stock and warrants to purchase approximately 33.6 million shares of our common stock.
In 2020, we sold approximately 2.4 million shares under our ATM program and received net proceeds of $5.8 million, after deducting commissions. In 2019, we sold no shares under the ATM program. As of December 31, 2020, we had $39.9 million in gross proceeds remaining under the ATM.
In October 2019, we entered into a purchase agreement with LPC ("LPC Agreement") pursuant to which LPC purchased $2.5 million of shares of our common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, we have the right, at our sole discretion, to sell up to an additional $27.5 million of our common stock based on prevailing market prices of our common stock at the time of each sale. In consideration for entering into the purchase agreement, we issued approximately 0.3 million shares of our common stock to LPC as a commitment fee. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. In 2020, we sold approximately 1.5 million shares of common stock resulting in $3.5 million of net proceeds. As of December 31, 2020, we had $24.0 million remaining under its agreement with LPC.
In June 2019, we completed an underwritten public offering (the “2019 Public Offering”) in which we received net proceeds of $38.4 million and issued approximately 12.1 million shares of our common stock. We incurred $3.9 million of offering-related expenses for the 2019 Public Offering.
In February 2019, we completed the 2019 Private Placement and received net cash proceeds of $13.8 million. In connection with the 2019 Private Placement, we issued approximately 3.2 million shares of common stock, pre-funded warrants to purchase approximately 0.5 million shares of common stock and warrants to purchase up to approximately 0.9 million shares of common stock.
Cash Flows
The following table summarizes our sources and uses of cash in 2020 and 2019 (in thousands):

	Years Ended December 31
	2020	2019
Net cash used in operating activities	$(41,651)	$(37,734)
Net cash used in investing activities	(2,555)	(1,087)
Net cash provided by financing activities	83,848	52,901
Net increase in cash and cash equivalents	$39,642	$14,080
Operating Activities
Net cash used in operations increased $3.9 million in 2020 compared to 2019 due to offering costs related to the 2020 Private Placement that were allocated to the 2020 Warrants and expensed.
Investing Activities
Net cash used in investing activities increased $1.5 million in 2020 compared to 2019 due to increased purchases of property and equipment.
Financing Activities
Net cash provided by financing activities increased $30.9 million in 2020 compared to 2019. In 2020, the 2020 Private Placement generated net proceeds of $74.5 million, our ATM program generated net proceeds of $5.8 million, and the LPC Agreement generated net proceeds of $3.5 million. In 2019, the 2019 Private Placement generated net proceeds of $13.8 million, the 2019 Public Offering generated net proceeds of $38.4 million, and the LPC Agreement generated net proceeds of $2.5 million, offset by the repayment of long-term debt of $1.9 million.

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
We expect that our existing cash and cash equivalents are sufficient to support our operations to mid-2022, and we have strategic plans to extend our operating cash to the end of 2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products coupled with the global economic uncertainty that has arisen with the outbreak of the coronavirus, or referred to as COVID-19, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the timing and costs of our planned clinical trials for GEN-011;
•the progress, timing, and costs of manufacturing GEN-011 for planned clinical trials;
•the timing and costs we require to perform monitoring activities to support the GEN-009 clinical trial;
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We had cash and cash equivalents of $79.8 million as of December 31, 2020. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.
We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Further, our operations are primarily denominated in U.S. dollars. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during 2020.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable-assurance level.
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
(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with the authorizations of management and directors; and
(3)provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 18, 2021, the Company entered into a Loan and Security Agreement (the "2021 Loan Agreement") with Silicon Valley Bank for a $10 million secured term loan. $9.0 million of the proceeds from the 2021 Term Loan were used to repay the Company's borrowings that were outstanding at the 2021 Loan Closing Date under its previous loan and security agreement with Hercules, paying off all obligations owing under, and terminating, the previous loan and security agreement with Hercules on February 18, 2021. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by the Company for working capital and general corporate purposes.
The 2021 Term Loan will mature on September 1, 2023, which may be extended to March 1, 2024 if certain performance milestones are achieved and no event of default has occurred or is continuing. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provides for interest-only payments until September 30, 2021, which may be extended to March 31, 2022 if certain performance milestones are achieved and no event of default has occurred or is continuing. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty four (24) months following the Closing Date, and 1.0% thereafter. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum.
The 2021 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property (but includes proceeds from intellectual property).
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, liens, investments, distributions, transfers, mergers or acquisitions, transactions with affiliates, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants.
In connection with the 2021 Loan Agreement, the Company issued to SVB a warrant, dated February 18, 2021 (the "2021 Warrant") to purchase shares of the common stock of the Company. The 2021 Warrant is exercisable for 43,478 shares of the Company’s common stock with an exercise price of $3.45 per share. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The 2021 Warrant is exercisable until the fifth anniversary of the 2021 Loan Closing Date and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.
The foregoing descriptions of the 2021 Warrant and the 2021 Loan Agreement do not purport to be complete and are qualified in their entirety by reference to the 2021 Warrant and 2021 Loan Agreement, which are filed as Exhibits 4.10 and 10.26, respectively.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Information about our Executive Officers,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of the Stockholders.
Item 11.        Executive and Director Compensation
The information required by this Item 11 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders.
Item 13.        Certain Relationships and Related Party Transactions and Director Independence
The information required by this Item 13 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders.
Item 14.        Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
Financial Statements
The following financial statements and supplementary data are filed as a part of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
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

Genocea Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Genocea Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genocea Biosciences, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Accruals
Description of the Matter
The Company’s accrual for research and development expenses totaled $2.6 million at December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company entered into various research and development contracts with the third-party service providers. The Company’s determination of costs incurred to conduct research and development of the Company’s product candidates and the related accrued expenses at each reporting period incorporates judgment and is based on the extent of services provided by each vendor for preclinical, clinical trial and manufacturing activities. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

Auditing the Company’s research and development accruals for clinical trial and manufacturing expenses was especially challenging due to the volume of third-party vendors and judgmental because these accruals are based on various assumptions, including an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, estimated project timelines, and patient enrollment.

How We Addressed the Matter in Our Audit
To test the research and development accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to determine the accrual and evaluating and testing the significant assumptions described above. More specifically, we inspected the contracts and any amendments to the contracts with third-party service providers, corroborated the progress of clinical trials, manufacturing runs and other research and development projects with the Company’s research and development personnel, and reviewed information received directly from third party vendors which included an estimate of costs incurred to date. We also tested a sample of subsequent invoices received from third parties to test that amounts were recorded in the appropriate period.

Warrant Liabilities
Description of the Matter
The Company’s warrant liabilities totaled $56.1 million at December 31, 2020. As discussed in Note 10 to the consolidated financial statements, certain of the warrants for the purchase of shares of common stock issued by the Company require liability classification and are recorded at fair value each reporting period. The Company determines the fair value of the warrants utilizing Monte Carlo simulation models.

Auditing the Company’s valuation of its warrant liabilities was especially challenging as the fair value is based on various inputs and significant assumptions used in Monte Carlo simulation models such as the probability of a change in control and a discount for lack of marketability, as applicable. In addition, certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.

How We Addressed the Matter in Our Audit
To test the warrant liabilities, our audit procedures included, among others, testing the Monte Carlo simulation models, and assessing the reasonableness of the significant assumptions, as described above. We involved valuation specialists to assess the valuation models and to assist in auditing certain significant assumptions. We tested the significant assumptions by agreeing amounts to contracts, third-party data and analyses prepared by the Company. In addition, we performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
February 22, 2021

Genocea Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$79,769	$40,127
Prepaid expenses and other current assets	2,458	1,457
Total current assets	82,227	41,584
Property and equipment, net	5,123	2,617
Right of use assets	9,308	6,306
Restricted cash	631	631
Other non-current assets	1,204	1,473
Total assets	$98,493	$52,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$534	$553
Accrued expenses and other current liabilities	7,344	4,611
Deferred revenue	1,641	—
Lease liabilities	1,614	1,117
Current portion of long-term debt	13,862	—
Total current liabilities	24,995	6,281
Non-current liabilities:
Warrant liabilities	56,118	2,486
Lease liabilities, net of current portion	8,398	5,395
Long-term debt, net of current portion	—	13,407
Total liabilities	89,511	27,569
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; (shares authorized of 25,000,000 at December 31, 2020 and 2019; — shares issued and outstanding at December 31, 2020 and 1,635 shares issued and outstanding at December 31, 2019)	—	701
Common stock, $0.001 par value; (shares authorized of 170,000,000 and 85,000,000 at December 31, 2020 and 2019, respectively; 53,018,813 shares issued and outstanding at December 31, 2020 and 27,452,900 shares issued and outstanding at December 31, 2019)	53	27
Additional paid-in capital	383,597	355,268
Accumulated deficit	(374,668)	(330,954)
Total stockholders’ equity	8,982	25,042
Total liabilities and stockholders’ equity	$98,493	$52,611
See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Years Ended December 31
	2020	2019
License revenue	$1,359	$—

Operating expenses:
Research and development	33,960	26,952
General and administrative	14,388	12,037
Total operating expenses	48,348	38,989
Loss from operations	(46,989)	(38,989)
Other income (expense):
Change in fair value of warrants	8,889	986
Interest expense, net	(1,380)	(946)
Other expense	(4,234)	(1)
Total other income	3,275	39
Net loss	$(43,714)	$(38,950)

Comprehensive loss	$(43,714)	$(38,950)

Net loss per share:
Basic	$(0.98)	$(1.89)
Diluted	$(1.11)	$(1.89)
Weighted-average number of shares used in computing net loss per share:
Basic	44,436	20,644
Diluted	46,553	20,644
See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Preferred	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	10,847	$11	$701	$298,627	$(292,004)	$7,335
Issuance of common stock, net	16,530	16	—	54,653	—	54,669
Stock-based compensation expense	—	—	—	1,837	—	1,837
Issuance of common stock under employee benefit plans	76	—	—	151	—	151
Net loss	—	—	—	—	(38,950)	(38,950)
Balance at December 31, 2019	27,453	27	701	355,268	(330,954)	25,042
Issuance of common stock, net	25,280	26	—	25,508	—	25,534
Stock-based compensation expense	—	—	—	1,974	—	1,974
Issuance of common stock under employee benefit plans	81	—	—	146	—	146
Conversion of preferred stock to common stock	205	—	(701)	701	—	—
Net loss	—	—	—	—	(43,714)	(43,714)
Balance at December 31, 2020	53,019	$53	$—	$383,597	$(374,668)	$8,982
See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31
	2020	2019
Operating activities
Net loss	$(43,714)	$(38,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,138	1,097
Stock-based compensation	1,974	1,837
Change in fair value of warrant liability	(8,889)	(986)
Allocation of proceeds to transaction expenses	4,219	—
Non-cash interest expense	455	504
Other	122	81
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,051)	(803)
Right of use assets, net of lease liabilities	634	206
Other non-current assets	269	(423)
Accounts payable	31	(1,106)
Accrued expenses and other liabilities	1,520	809
Deferred revenue	1,641	—
Net cash used in operating activities	(41,651)	(37,734)
Investing activities
Purchases of property and equipment	(2,585)	(1,135)
Proceeds from sale of equipment	30	48
Net cash used in investing activities	(2,555)	(1,087)
Financing activities
Proceeds from issuance of common stock, net	83,836	54,669
Proceeds from issuance of common stock under employee benefit plans	146	151
Payments on finance lease	(134)	—
Repayment of long-term debt	—	(1,919)
Net cash provided by financing activities	83,848	52,901
Net increase in cash, cash equivalents and restricted cash	39,642	14,080
Cash, cash equivalents and restricted cash at beginning of period	40,758	26,678
Cash, cash equivalents and restricted cash at end of period	$80,400	$40,758
Non-cash financing activities and supplemental cash flow information
Right-of-use asset obtained in exchange for lease liabilities	$5,931	$5,385
Cash paid in connection with operating lease liabilities	$2,601	$1,637
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$1,212	$—
Cash paid for interest	$1,051	$1,103
See accompanying notes to consolidated financial statements.

Genocea Biosciences, Inc.
Notes to Consolidated Financial Statements
1. Organization and operations
Genocea Biosciences, Inc. ("Genocea" or the "Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company is dedicated to discovering and developing novel cancer immunotherapies using its proprietary ATLASTM platform. The ATLAS platform profiles each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” identified by next generation sequencing of that patient's tumor. ATLAS zeroes in both antigens that activate anti-tumor T cell responses and inhibitory antigens, InhibigensTM, that drive pro-tumor immune responses. The Company believes this approach ensures that cancer immunotherapies, such as vaccines and cellular therapies, focus T cell responses on the tumor targets most vulnerable to T cell targeting. Consequently, Genocea believes that ATLAS may enable more immunogenic and efficacious cancer immunotherapies.
Genocea's GEN-011 program is an adoptive T cell therapy using neoantigen-targeted peripheral T cells (NPTs). The GEN-011 NPTs are specific for ATLAS-identified anti-tumor antigens that are used to manufacture a peripheral blood-derived, tumor-specific T cell therapy. GEN-011’s use of peripheral blood brings potential patient accessibility and cost advantages by eliminating the need for extra surgery or viable tumor. The Company is initiating clinical sites and accruing patients for a first-in-human GEN-011 clinical trial. Our GEN-009 program is a neoantigen vaccine delivering adjuvanted synthetic long peptides spanning ATLAS-identified anti-tumor neoantigens. After reporting initial clinical responses for GEN-009 delivered in combination with standard-of-care checkpoint inhibitors ("CPIs") in 2020, the Company continues to monitor patients to confirm these initial efficacy signals.
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
The Company regularly evaluates whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. As of December 31, 2020, the Company had an accumulated deficit of $374.7 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, the Company expects to finance its cash needs through a combination of equity offerings, strategic transactions, or other sources of funding. If the Company is unable to raise additional funds when needed, the Company may be required to implement further cost reduction strategies, including ceasing development of GEN-011 or other corporate programs and activities.
As reflected in the consolidated financial statements, the Company had available cash and cash equivalents of $79.8 million at December 31, 2020. In addition, the Company used $41.7 million of cash for operating activities during 2020. The Company’s available cash and cash equivalents at December 31, 2020 are expected to fund operations for a period of at least a year from the date the financial statements are issued.
Effective May 22, 2019, the Company effected a reverse stock split of its issued and outstanding common stock, par value $0.001, at a ratio of one-for-eight. The share and per share information presented in these financial statements and related notes have been retroactively adjusted to reflect the one-for-eight reverse stock split.

2. Summary of significant accounting policies
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). The following is a summary of significant accounting policies followed in the preparation of these financial statements.
Basis of presentation and principles of consolidation
The accompanying consolidated financial statements include those accounts of the Company and a wholly owned subsidiary after elimination of all intercompany accounts and transactions. The Company operates as one segment, which is discovering, researching, developing and commercializing novel cancer immunotherapies.
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development expenses, revenue recognition, and warrant liabilities, which could change period to period based on changes in facts and circumstances. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.
Foreign currency translation
Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other (expense) income, net in the consolidated statements of operations.
Revenue recognition
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
Licensing arrangements are analyzed to determine whether the promised goods or services, which could include licenses and research and development materials and services, are distinct or whether they must be accounted for as part of a combined performance obligation. If the license is considered not to be distinct, the license would then be combined with other promised goods or services as a combined performance obligation. Certain contracts contain options to obtain future goods or services at a discount, which would not be provided without entering into the contract. These options are considered material rights, and therefore, are accounted for as separate performance obligations.
The transaction price is determined based on the consideration to which the Company will be entitled. The consideration promised may include fixed amounts, variable amounts, or both. For milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. In making this assessment, the Company evaluates factors such as the clinical, commercial and other risks that must be overcome to achieve the milestone. The Company re-evaluates the probability of realizing such variable consideration and any related constraints at each reporting period. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
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
The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amount the Company would expect to receive for each performance obligation. The transaction price is allocated to each separate performance obligation on a relative standalone selling price basis.

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
Contract liabilities
The Company records a contract liability, classified as deferred revenue on its consolidated balance sheet, when it has received payment but has not yet satisfied the related performance obligations. In the event of an early termination of a contract with a customer, any contract liabilities would be recognized in the period in which all Company obligations under the agreement have been fulfilled.
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
Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset class	Estimated useful life (in years)
Laboratory equipment	5
Furniture and office equipment	5
Computer hardware and software	3 – 5
Leasehold improvements	Shorter of the useful life or remaining lease term
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
Deferred financing costs
The Company records debt issuance costs as a reduction to the related debt's carrying value and amortizes these costs over the life of the debt using the effective interest rate method.
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
The fair value of the Company’s warrant liabilities is determined using a Monte Carlo simulation. The Company remeasures the fair value of its liability-classified warrants at each reporting date. The Monte Carlo simulation requires the input of assumptions, including the Company's stock price, the volatility of its stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers our probability of being acquired during each annual period within the terms of the liability-classified warrants, as an acquisition event can potentially impact the settlement. Changes to the assumptions used in determining the fair value of the Company's liability-classified warrants could result in materially different fair values for these warrant liabilities. See Note 10. Warrants for assumptions used to calculate the estimated fair value of the Company's warrant liabilities. The Company’s warrant liabilities are classified as Level 3.
Leases
At the inception of the contract, the Company determines if an arrangement is a lease and has a lease term greater than 12 months. The Company has elected not to recognize on the balance sheet leases that, at the commencement date, have a lease term of twelve months or less and do not include a purchase option that the Company is reasonably certain to exercise. These short-term leases are expensed on a straight-line basis over the lease term. A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases and are included in right-of-use (“ROU”) assets and lease liabilities in the consolidated balance sheets.
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
Research and development expenses
Research and development costs are expensed as incurred. Research and development expenses include fees paid to CROs in connection with clinical trials, CMOs with respect to preclinical and clinical materials and intermediaries, and vendors in connection with preclinical development activities. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed or when the goods have been received rather than when the payment is made. The Company conducts a thorough review of open contracts and purchase orders as well as an evaluation by internal personnel to identify services received that have been performed in order to establish an estimate for the associated cost incurred for these services for which it has not yet been invoiced or otherwise notified of the actual cost. The majority of Genocea’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. Genocea makes estimates of its accrued research and development expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to it at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments, if necessary.

The Company bases its expenses related to clinical trials on its estimates of the services performed pursuant to contracts with clinical sites that conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of required data submission. In recording service fees, the Company makes estimates based upon the time period over which services will be performed or other observable and measurable progress points as defined in the contracts, such as number of patients enrolled, number of sites, or extent of services performed in each period. The calculated amount of service fee expense is compared to the actual payments made pursuant to the contract's billing schedule to determine the resulting prepaid or accrual position. If Genocea’s estimates of the status and timing of services performed differs from the actual status and timing of services performed, the Company may report amounts that are too high or too low in any particular period. To date, there has been no material differences from the Company’s estimates to the amount incurred.
Stock-based compensation expense
The Company recognizes stock-based compensation expense for stock-based awards, including grants of stock options and restricted stock units ("RSUs"), over the requisite service period based on the estimated fair value on the grant date. The Company calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of the RSUs is the closing market price of Genocea's common stock on the grant date. Forfeitures are recorded as they occur.
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
Basic and diluted net loss per share
Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss, adjusted for the remeasurement to fair value for the warrants that were issued in connection with the 2020 private placement as they are both liability-classified and in-the-money, by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of shares of common stock equivalents resulting from warrants as determined using the treasury stock method.
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
In 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. The Company adopted the standard on a prospective basis on the required effective date of January 1, 2020. This standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

The following new accounting pronouncement has been issued but is not yet effective as of December 31, 2020:
In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes and will be effective beginning after December 15, 2020. The Company will adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements and related disclosures.
3. Revenue
In May 2020, the Company entered into a material transfer agreement (the “MTA”) with Shionogi & Co., Ltd. (“Shionogi”), a Japanese corporation, pursuant to which the Company agreed to transfer certain HSV-2 antigens from its GEN-003 program to Shionogi to evaluate the potential development of a novel HSV-2 vaccine. In connection with the agreement, the Company provided Shionogi with an option to negotiate an exclusive development and commercialization license for the HSV-2 antigens.
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
At inception, the transaction price was comprised of fixed and variable consideration. However, in the three months ended September 30, 2020, the Company determined a constraint was no longer required on the variable consideration. As a result, the Company revised its initial relative selling price analysis to include the variable consideration, resulting in a total transaction price of $3.0 million.
The initial amount allocated to the limited use research license and the delivery of the initial antigen materials, or $0.9 million, was recognized upon delivery of the materials to Shionogi in the quarter ended June 30, 2020. In the quarter ended September 30, 2020, the Company recorded an additional $0.5 million of license revenue attributable to the variable consideration being included in the transaction price. The $1.6 million allocated to the material right is considered a contract liability and is recorded as deferred revenue on the Company's consolidated balance sheet. Revenue associated with the material right will be recognized upon either (i) the execution of a development and commercialization agreement or (ii) the termination of the MTA.

4. Fair value of financial instruments
The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
Assets
Cash equivalents	76,866	76,866	—	—
Total assets	$76,866	$76,866	$—	$—

Liabilities
Warrant liabilities	56,118	—	—	56,118
Total liabilities	$56,118	$—	$—	$56,118

December 31, 2019
Assets
Cash equivalents	39,971	39,971	—	—
Total assets	$39,971	$39,971	$—	$—

Liabilities
Warrant liabilities	2,486	—	—	2,486
Total liabilities	$2,486	$—	$—	$2,486
The following table reflects the change in the Company’s Level 3 warrant liabilities (in thousands):

Warrant liabilities
Balance at December 31, 2018	$3,472
Change in fair value	(986)
Balance at December 31, 2019	$2,486
Issuance of Warrants	62,521
Change in fair value	(8,889)
Balance at December 31, 2020	$56,118
5. Property and equipment, net
Property and equipment, net consist of the following (in thousands):

	December 31
	2020	2019
Laboratory equipment	$3,905	$4,125
Internally developed software	3,364	2,547
Leasehold improvements	3,268	1,524
Furniture and office equipment	1,006	456
Computer hardware	355	338
Construction and internally developed software in progress	612	97
Total property and equipment	12,510	9,087
Accumulated depreciation and amortization	(7,387)	(6,470)
Property and equipment, net	$5,123	$2,617
Depreciation expense was $0.5 million and $0.7 million for 2020 and 2019, respectively. Amortization related to the Company's internally developed software was $0.6 million and $0.4 million for 2020 and 2019, respectively. All of the Company's long-lived assets are located in the U.S.

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31
	2020	2019
Payroll and employee-related costs	$2,779	$2,245
Research and development costs	2,592	1,607
Other current liabilities	1,973	759
Total	$7,344	$4,611
7. Commitments and contingencies
Operating Leases
As of December 31, 2020, the Company leased two floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts through February 2025. A portion of this leased space is an expansion of the Company's initial lease. Genocea's right to use and control this expansion space began in March 2020. As a result, the Company recognized an increase in its ROU assets of $5.9 million and associated lease liabilities of $5.8 million in the first quarter of 2020. The Company has the option to extend the lease term for an additional five years, which is not included in the Company's ROU assets and associated lease liabilities as of December 31, 2020. In the fourth quarter of 2020, Genocea incurred costs related to improvements made to its leased office space that were determined to be lessee assets. These costs will be partially reimbursed by the lessor. The Company recognized a decrease in its ROU assets of $1.2 million, which reflects the amount approved to be reimbursed by the lessor, and a decrease in its lease liabilities of $0.5 million, which reflects the approved reimbursement amount net of cash received from the lessor as of December, 31, 2020. The Company will amortize the reimbursement as an increase to the ROU asset and a reduction in lease expense over the remaining lease term.
In January 2021, the Company entered into a sublease agreement for one floor of lab and office space through June 2022, with an option for the sublessee to extend the sublease for an additional two months. After the initial option, which is at the sublessee’s sole discretion, the sublease agreement contains additional options for the Company and the sublessee to mutually extend the sublease for up to an additional eighteen months. As the Company retained its obligations under the sublease, the Company will record the payments received from the sublease as a reduction of lease expense.
Lease expense, net of sublease income, was $2.8 million and $1.5 million for 2020 and 2019, respectively.
The weighted average remaining lease term and weighted average discount rate of the Company's operating leases are as follows:

	December 31
	2020	2019
Weighted average remaining lease term in years	4.17	5.12
Weighted average discount rate	8.12%	8.27%
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

The following table summarizes the presentation in the Company's consolidated balance sheets (in thousands):

		December 31
Leases (in thousands)	Classification	2020	2019
Assets
Operating	Right of use assets	$9,278	$6,156
Finance	Right of use assets	30	150
Total leased assets		$9,308	$6,306
Liabilities
Current:
Operating	Lease liabilities	$1,592	$990
Finance	Lease liabilities	22	127
Non-current:
Operating	Lease liabilities, net of current portion	8,398	5,373
Finance	Lease liabilities, net of current portion	—	22
Total lease liabilities		$10,012	$6,512
The minimum lease payments related to the Company's operating and finance leases as of December 31, 2020 were as follows (in thousands):

	Operating	Finance	Total
2021	$2,365	$22	$2,387
2022	2,943	—	2,943
2023	3,017	—	3,017
2024	3,092	—	3,092
2025 and thereafter	517	—	517
Total lease payments	$11,934	$22	$11,956
Less imputed interest	(1,944)	—	(1,944)
Total	$9,990	$22	$10,012
At December 31, 2020 and 2019, the Company has an outstanding letter of credit of $0.6 million with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires in February 2025.
Contractual obligations
The Company has entered into certain agreements with various contract research organizations ("CROs") and contract manufacturing organizations ("CMOs"), which generally include cancellation clauses.
Harvard University License Agreement
The Company has an exclusive license agreement with Harvard University (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. The Company is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of December 31, 2020, the Company has paid $0.3 million in aggregate milestone payments. The Company is obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed upon development plan. In addition, the Company is obligated to achieve specified development milestones and in the event the Company is unable to meet its development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

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
8. Debt
In April 2018, the Company entered into an amended and restated loan and security agreement with Hercules Capital, Inc. ("Hercules"), which was subsequently amended in November 2019 (as amended, the "2018 Term Loan"). The 2018 Term Loan provides a $14.0 million term loan. The 2018 Term Loan matures on May 1, 2021 and accrues interest at a floating rate per annum equal to the greater of (i) 8.00%, or (ii) the sum of 3.00% plus the prime rate. The 2018 Loan Agreement provides for interest-only payments until January 1, 2021. Thereafter, payments will include equal installments of principal and interest through maturity. The 2018 Term Loan may be prepaid subject to a prepayment charge. The Company is obligated to pay an end of term charge of $1.0 million at maturity. The Company evaluated the November 2019 amendment to the 2018 Term Loan and concluded that it was a modification of the existing loan agreement.

The 2018 Term Loan is secured by a lien on substantially all assets of the Company, other than intellectual property. Hercules has a perfected first-priority security interest in certain cash, cash equivalents and investment accounts. The 2018 Term Loan contains non-financial covenants, representations and a Material Adverse Effect provision, as defined herein. There are no financial covenants. A “Material Adverse Effect” means a material adverse effect upon: (i) the business, operations, properties, assets or condition (financial or otherwise) of the Company; (ii) the ability of the Company to perform the secured obligations in accordance with the terms of the loan documents, or the ability of agent or lender to enforce any of its rights or remedies with respect to the secured obligations; or (iii) the collateral or agent’s liens on the collateral or the priority of such liens. Any event that has a Material Adverse Effect or would reasonably be expected to have a Material Adverse Effect is an event of default under the Loan Agreement and repayment of amounts due under the Loan Agreement may be accelerated by Hercules under the same terms as an event of default. As of December 31, 2020, the Company was in compliance with all covenants of the 2018 Term Loan. The 2018 Term Loan is automatically redeemable upon a change in control. As of December 31, 2020, $13.9 million of the Company's outstanding borrowings is classified as a current liability.
In connection with the 2018 Term Loan, the Company issued common stock warrants to Hercules (the “Hercules Warrant”). See Note 10. Warrants.
As of December 31, 2020 and 2019, the Company's total debt on the consolidated balance sheets was $13.9 million and $13.4 million, respectively. The Company made no payments on its long term debt during 2020 and repaid $1.9 million during 2019. Interest expense was $1.5 million and $1.6 million in 2020 and 2019, respectively.
Future principal payments of $14.0 million, including the end of term charges, are due in 2021 on the 2018 Term Loan.
9. Stockholders' equity
Effective June 2, 2020, the Company increased the number of authorized shares of common stock from 85 million shares to 170 million shares.
2020 Private Placement
In July 2020, the Company completed a private placement (the “2020 Private Placement”) and received net cash proceeds of $74.5 million. In connection with the 2020 Private Placement, the Company issued approximately 21.4 million shares of its common stock, pre-funded warrants to purchase approximately 12.2 million additional shares of its common stock (the “2020 Pre-Funded Warrants”) and warrants to purchase approximately 33.6 million shares of its common stock (the “2020 Warrants”). See Note 10. Warrants.
In connection with the 2020 Private Placement, the Company incurred $5.4 million of issuance costs. The Company allocated $1.2 million of the issuance costs to the common stock and 2020 Pre-Funded Warrants within additional paid-in capital and immediately expensed $4.2 million of the issuance costs allocated to the liability-classified 2020 Warrants as other expenses.
Agreement with Lincoln Park Capital
In October 2019, the Company entered into a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which LPC purchased $2.5 million of shares of the Company's common stock at a purchase price of $2.587 per share. In addition, for a period of 30 months, the Company has the right, at its sole discretion, to sell up to an additional $27.5 million of the Company's common stock based on prevailing market prices of its common stock at the time of each sale. In consideration for entering into the purchase agreement, the Company issued approximately 0.3 million shares of its common stock to LPC as a commitment fee. The purchase agreement limits the Company's sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits the Company from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company's common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Company's common stock. In 2020, the Company sold approximately 1.5 million shares of common stock resulting in $3.5 million of net proceeds. As of December 31, 2020, the Company had $24.0 million remaining under its agreement with LPC.
At-the-market equity offering program
In 2015, the Company entered into an agreement, as amended, with Cowen and Company, LLC to establish an at-the-market equity offering program (“ATM”) pursuant to which it was able to offer and sell up to $50.0 million of the Company's common stock at prevailing market prices. In 2020, the Company sold approximately 2.4 million shares under the ATM program and received net proceeds of $5.8 million, after deducting commissions. No shares were sold under the ATM program in 2019. Through December 31, 2020, the Company has sold an aggregate of approximately 2.9 million shares under the ATM and received $9.8 million in net proceeds. As of December 31, 2020, the Company had $39.9 million in gross proceeds remaining under the ATM.

Preferred Stock
In July 2020, 1,635 shares of the Company's preferred stock, which represented the entirety of the outstanding preferred stock balance, were converted to common stock. Each share of preferred stock was convertible into 125 shares of common stock.
2019 Public Offering
In June 2019, the Company completed an underwritten public offering (the “2019 Public Offering”) in which it received net proceeds of $38.4 million and issued approximately 12.1 million shares of the Company’s common stock. The Company incurred $3.9 million of offering-related expenses for the 2019 Public Offering.
2019 Private Placement
In February 2019, the Company completed a private placement (the “2019 Private Placement”) and received net cash proceeds of $13.8 million. In connection with the 2019 Private Placement, the Company issued approximately 3.2 million shares of common stock, pre-funded warrants to purchase approximately 0.5 million shares of common stock (the “2019 Pre-Funded Warrants”), and warrants to purchase up to approximately 0.9 million shares of common stock (the “2019 Warrants”). See Note 10. Warrants.
10. Warrants
As of December 31, 2020, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding (shares in thousands):

	Shares	Exercise price	Expiration date	Classification
Hercules Warrant	41	$6.80	Q2 2023	Equity
2018 Warrants	3,617	$9.60	Q1 2023	Liability
2019 Warrants	933	$4.52	Q1 2024	Equity
2019 Pre-Funded Warrants	531	$0.08	Q1 2039	Equity
2020 Warrants	33,613	$2.25	Q3 2024	Liability
2020 Pre-Funded Warrants	12,223	$0.01		Equity
	50,958
Hercules Warrant
The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The Company determined that the Hercules Warrant should be equity-classified for all periods presented.
2018 Warrants
In 2018, the Company completed a public offering of approximately 6.7 million shares of the Company’s common stock and accompanying warrants to purchase up to approximately 3.3 million shares of common stock (“2018 Warrants”). The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. In the event of an “Acquisition”, defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the 2018 Warrants, the Company will be obligated to use its best efforts to ensure that the holders of the 2018 Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the 2018 Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, the Company will settle the 2018 Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, the Company will issue shares of its common stock to each Warrant holder.
The Company determined that the 2018 Warrants should be liability-classified for all periods presented. As the 2018 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2018 Warrants at their estimated fair value of $18.2 million. In connection with the Company's remeasurement of the 2018 Warrants to fair value, the Company recorded income of $0.8 million and $1.0 million during 2020 and 2019, respectively. The fair value of the warrant liability related to the 2018 Warrants is $1.7 million and $2.5 million as of December 31, 2020 and 2019, respectively.

The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2018 Warrants as of December 31, 2020 and 2019, respectively:

	December 31
	2020	2019
Stock Price	$2.42	$2.07
Volatility	50.0% - 101.5%	50.0% - 116.6%
Remaining term (in years)	2.0	3.1
Expected dividend yield	—%	—%
Risk-free rate	0.13%	1.62%
Annual acquisition event probability	25.0%	20.0%
2019 Warrants and 2019 Pre-Funded Warrants
The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting our common stock. The Company determined that the 2019 Warrants and the 2019 Pre-Funded Warrants should be equity-classified for all periods presented. The Company also determined that the 2019 Pre-Funded Warrants should be included in the determination of basic earnings per share.
2020 Warrants and 2020 Pre-Funded Warrants
In July 2020, in connection with the 2020 Private Placement, the Company issued common stock, 2020 Pre-Funded Warrants and 2020 Warrants. The exercise price of the 2020 Pre-Funded Warrants and the 2020 Warrants is subject to adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting the Company's common stock. The Company determined that the 2020 Pre-Funded Warrants should be equity-classified. The Company also determined that the 2020 Pre-Funded Warrants should be included in the determination of basic earnings per share.
The holders of the 2020 Warrants are entitled to down round protection until July 24, 2021. For one year after the closing of the 2020 Private Placement, the Company is required to obtain shareholder approval for the adjustment to the exercise price as a result of any common stock issuance at a price per share less than $2.25. As a result, the Company determined that the 2020 Warrants should be liability-classified for the period from issuance through July 2021. As the 2020 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2020 Warrants at their estimated fair value of $62.5 million. In connection with the Company's remeasurement of the 2020 Warrants to fair value, the Company recorded income of $8.1 million during 2020. The fair value of the warrant liability related to the 2020 Warrants is $54.5 million as of December 31, 2020.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2020 Warrants as of December 31, 2020 and the issuance date, respectively:

	December 31, 2020	Issuance Date
Stock price*	$2.42	$2.69
Volatility	119.1%	110.6%
Remaining term (in years)	3.6	4.0
Expected dividend yield	—%	—%
Risk-free rate	0.22%	0.22%
Annual acquisition event probability	40.0%	40.0%
*The stock price input at the issuance date was adjusted to reflect a discount for lack of marketability.
11. Employee benefit plans
Genocea grants stock options and time-based RSUs to employees and directors of, and consultants and advisors to, the Company through its Amended and Restated 2014 Equity Incentive Plan, ("2014 Equity Incentive Plan"). It is the only equity incentive plan under which the Company may grant equity awards. In June 2020, the Company’s stockholders approved an increase of 2.8 million shares to the 2014 Equity Incentive Plan. As of December 31, 2020, approximately 2.6 million shares were available for future grants.

The 2014 Equity Incentive Plan provides that the number of shares available for issuance will automatically increase annually on each January 1, in amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding common stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s board of directors. On January 1, 2021, the total number of shares available for issuance under the 2014 Equity Incentive Plan increased by approximately 2.1 million shares under this provision.
The options have a ten-year term and were issued with an exercise price equal to the closing market price of Genocea’s common stock on the grant date. The options and RSUs generally vest over a four-year period.
Determining the Fair Value of Stock Options
The Company measures the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Company had historically estimated its expected volatility using a weighted average of publicly traded peer companies and the volatility of its own common stock, as the Company did not have sufficient history to support a calculation of volatility and expected term using only its historical data. Effective January 1, 2020, the Company’s own trading history is sufficient to support the expected volatility of its equity awards granted. This change in method of determining expected volatility has been applied to all awards granted in 2020. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term was determined using the simplified method described by Securities and Exchange Commission Staff Accounting Bulletin 110, which reflects the anticipated time period between the measurement date and the mid-point between the vesting date and the end of the contractual term. The Company uses the simplified method because it believes historical exercise data may not provide a reasonable basis upon which to estimate expected term due to a significant strategic shift in 2017. The Company will continue to assess the appropriateness of the use of the simplified method as it develops a history of option exercises after the strategic shift. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected term assumed at the grant date.
The weighted-average assumptions used in the Black-Scholes option-pricing model are as follows:

	Years Ended December 31
	2020	2019
Expected volatility	104.4%	79.7%
Risk-free interest rate	0.5%	2.3%
Expected term (in years)	6.0	6.0
Expected dividend yield	—%	—%
Stock-based compensation expense
Total stock-based compensation expense recognized for stock options and RSUs is as follows (in thousands):

	Years Ended December 31
	2020	2019
Research and development	$832	$725
General and administrative	1,142	1,112
Total	$1,974	$1,837
Stock options
The following table summarizes stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,323	$11.65		$—
Granted	1,345	$2.09
Exercised	(4)	$1.66
Canceled	(335)	$5.28
Outstanding at December 31, 2020	2,329	$7.05	8.2	$505
Exercisable at December 31, 2020	887	$13.61	6.9	$74

During 2020 and 2019, the Company granted stock options to purchase an aggregate of approximately 1.3 million and 0.7 million shares of its common stock, respectively, with weighted-average grant date fair values of $2.09 and $4.36, respectively.
As of December 31, 2020, there was $2.9 million of total unrecognized compensation cost related to stock options granted under the 2014 Equity Incentive Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.5 years.
RSUs
The following table summarizes RSU activity (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2019	—	$—
Granted	620	$2.11
Vested	—	$—
Forfeited/cancelled	(70)	$1.95
Outstanding as of December 31, 2020	550	$2.13
As of December 31, 2020, there was $1.0 million of total unrecognized compensation cost related to RSUs granted under the 2014 Equity Incentive Plan. The Company expects to recognize that cost over a remaining weighted-average period of 3.4 years.
Employee Stock Purchase Plan
In February 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan (the “ESPP”) and subsequently amended the plan in June 2018. The ESPP authorizes the issuance of up to approximately 0.3 million shares of common stock to participating eligible employees and provides for two six-month offering periods. The Company issued approximately 0.1 million shares under the ESPP during both 2020 and 2019. As of December 31, 2020, there were approximately 0.1 million shares remaining for future issuance under the plan.
401(k) Savings Plan
In 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation up to the statutory allowable amount for any calendar year on a pretax basis. Beginning January 1, 2015, the Company began making matching contributions to participants in this plan for each dollar contributed, up to 3% of an individual’s eligible compensation, up to the annual IRS maximum. During a routine audit of the 401(k) Plan, it was identified that an administrative error had occurred in the calculation of eligible compensation under the Plan. The Company is correcting this issue using the IRS’ Employee Plans Compliance Resolution System (“EPCRS”). In accordance with EPCRS, the Company made an additional matching contribution of $0.5 million in order to correct affected participants’ accounts. In its normal course of business, the Company made matching contributions to participants in this Plan which totaled $0.2 million during both 2020 and 2019.

12. Net loss per share
Basic and diluted net loss per share was calculated as follows for 2020 and 2019 (in thousands, except per share amounts):

	Years Ended December 31
	2020	2019
Numerator:
Net loss	$(43,714)	$(38,950)
Less: Change in fair value of 2020 Warrants	(8,067)	—
Adjusted net loss	$(51,781)	$(38,950)
Denominator:
Weighted average common stock outstanding - basic	44,436	20,644
Dilutive effect of common stock issuable from assumed exercise of warrants	2,117	—
Weighted average common stock outstanding - diluted	46,553	20,644
Net loss per share:
Basic	$(0.98)	$(1.89)
Diluted	$(1.11)	$(1.89)
The following potential common shares were excluded from the calculation of net loss per share due to their anti-dilutive effect for 2020 and 2019 (in thousands):

	Years Ended December 31
	2020	2019
Warrants	4,591	4,591
Stock options	2,329	1,323
RSUs	550	—
Total	7,470	5,914
The 2020 Warrants have been included in the calculation of diluted net loss per share as the warrants are both liability-classified and in-the-money. The Company used the treasury stock method to determine the number of dilutive shares.

13. Income taxes
The Company did not record a provision (benefit) for income taxes in 2020 or 2019. The Company’s losses before income taxes consist solely of domestic losses. The significant components of the Company’s deferred income taxes are comprised of the following:

	December 31
	2020	2019
Deferred tax assets:
U.S. and state net operating loss carryforwards	$25,458	$56,906
Capitalized R&D	32,057	28,427
Research and development credits	3,784	11,717
Lease liability	2,735	1,779
Stock-based compensation	1,320	1,053
Accrued expenses	866	507
Depreciation and amortization	448	545
Other temporary differences	25	38
Gross deferred tax assets	66,693	100,972
Valuation allowance	(64,150)	(99,249)
Total deferred tax assets	$2,543	$1,723

Deferred tax liabilities:
ROU asset	$(2,543)	$(1,723)
Total deferred tax liabilities	$(2,543)	$(1,723)
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2019. The valuation allowance decreased $35.1 million during 2020 due primarily to reductions in the Company's U.S. federal and state net operating loss carryforwards and federal research and development credit carryforwards resulting from the Company's determination that it experienced changes in ownership that limit those carryforwards.
In 2020 and 2019, the Company's effective tax rate differed from the U.S. federal statutory income tax rate as follows:

	Years Ended December 31
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income tax, net of federal benefit	6.8%	6.3%
Permanent differences	1.7%	0.0%
Research and development credit	2.3%	3.3%
Section 382 limitation	(112.1)%	0.0%
Change in valuation allowance	80.3%	(27.4)%
Other, net	0.0%	(3.2)%
Effective tax rate	0.0%	0.0%
As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of $94.3 million and $211.5 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2020, $84.8 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining $9.5 million expires at various dates through 2037. As of December 31, 2020 and 2019, the Company also had U.S. state net operating loss carryforwards of $89.6 million and $197.7 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2040.
As of December 31, 2020 and 2019, the Company had federal research and development tax credit carryforwards of $0.7 million and $8.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2040. As of December 31, 2020 and 2019, the Company had state research and development tax credit carryforwards of $3.8 million and $3.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2035.

The Company's net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company completed a detailed Section 382 study during 2020 on its federal net operating losses and tax credits incurred from December 31, 2016, the date of the previous study, through December 31, 2020. Based on the study, the Company underwent two ownership changes for Section 382 purposes which occurred on January 17, 2018 and July 24, 2020. As a result of the ownership changes, all of the Company’s federal net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382. Federal net operating loss carryforwards of $149.0 million and federal research and development tax credit carryforwards of $8.9 million are expected to expire unused. As a result of the detailed Section 382 study on its federal net operating losses, the Company also estimated that state net operating loss carryforwards of $139.7 million are expected to expire unused. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Subsequent ownership changes may further affect the limitation in future years.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
For all years through December 31, 2020, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. However, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the U.S. and the Commonwealth of Massachusetts. The Company's federal and state income tax returns are generally subject to tax examinations for tax years 2017 through 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state, or foreign tax authorities to the extent utilized in a future period.
14. Subsequent event
On February 18, 2021 (the "2021 Loan Closing Date"), the Company entered into a Loan and Security Agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10 million term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay the Company's borrowings that were outstanding at the 2021 Loan Closing Date under its previous loan and security agreement with Hercules, paying off all obligations owing under, and terminating, the previous loan and security agreement with Hercules on February 18, 2021. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by the Company for working capital and general corporate purposes.
The 2021 Term Loan will mature on September 1, 2023, which may be extended to March 1, 2024 if certain performance milestones are achieved and no event of default has occurred or is continuing. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provides for interest-only payments until September 30, 2021, which may be extended to March 31, 2022 if certain performance milestones are achieved and no event of default has occurred or is continuing. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest only period through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty four (24) months following the Closing Date, and 1.0% thereafter. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum.
The 2021 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property (but including proceeds from intellectual property).
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, liens, investments, distributions, transfers, mergers or acquisitions, transactions with affiliates, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants.

In connection with the 2021 Loan Agreement, the Company issued to SVB a warrant, dated February 18, 2021 (the "2021 Warrant") to purchase shares of the common stock of the Company. The 2021 Warrant is exercisable for 43,478 shares of the Company’s common stock with an exercise price of $3.45 per share. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividends payments. The 2021 Warrant is exercisable until the fifth anniversary of the 2021 Loan Closing Date and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2021.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark
William Clark
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director
William Clark	(Principal Executive Officer)	February 22, 2021

/s/ Diantha Duvall	Chief Financial Officer
Diantha Duvall	(Principal Financial Officer and Principal Accounting Officer)	February 22, 2021

/s/ Kenneth Bate
Kenneth Bate	Director	February 22, 2021

/s/ Ali Behbahani
Ali Behbahani	Director	February 22, 2021

/s/ Katrine Bosley
Katrine Bosley	Director	February 22, 2021

/s/ Ronald Cooper
Ronald Cooper	Director	February 22, 2021

/s/ Michael Higgins
Michael Higgins	Director	February 22, 2021

/s/ Gisela Schwab
Gisela Schwab, M.D.	Director	February 22, 2021

/s/ George Siber
George Siber, M.D.	Director	February 22, 2021

Exhibit Number	Exhibit

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

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

3.6	Amended and Restated By-laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.2
Fourth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289 filed on January 19, 2018)

4.4
Form of Class A Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 16, 2018)

4.5
Warrant Agreement between the Company and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

4.6
Form of Pre-Funded Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2019)

4.7
Form of Class B Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 28, 2019)

4.8
Form of Pre-Funded Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on July 22,2020)

4.9
Form of Class C Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on July 22, 2020)

4.10*	Warrant Agreement between the Company and Silicon Valley Bank, dated February 18, 2021

4.11
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 13, 2020)

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

Exhibit Number	Exhibit

10.2++
Amended and Restated License Agreement between Genocea Biosciences, Inc. and President and Fellows of Harvard College, dated November 19, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 13, 2020)

10.3
License and Supply Agreement, between the Company and Oncovir, Inc., dated January 26, 2018 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 16, 2018)

10.4
Lease, dated as of July 3, 2012 between TBCI, LLC and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-193043, dated December 23, 2013)

10.5
First Amendment to Lease, dated May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q, File No. 001-36289, filed on August 5, 2016)

10.6
Second Amendment to the Lease, dated May 1, 2019, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 13, 2020)

10.7*	Sublease between the Company and Zymergen Inc., dated November 30, 2020

10.8†
Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended on June 24, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.9†
Form of Incentive Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.10†
Form of Nonstatutory Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.11†
Genocea Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 2, 2020)

10.12†
Form of Incentive Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.13†
Form of Nonstatutory Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.14†
Form of Restricted Stock Unit Award Agreement under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36289, filed on April 30, 2020)

10.15†
Genocea Biosciences, Inc. 2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

10.16†	Genocea Biosciences, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

Exhibit Number	Exhibit

10.17†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated May 13, 2013 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.18†
Nonstatutory Stock Option granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan to Katrine Bosley, dated November 5, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.19†
Amended and Restated Employment Letter Agreement between William Clark and Genocea Biosciences, Inc., dated January 16, 2014 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 23, 2014)

10.20†
Employment Letter Agreement between Girish Aakalu and Genocea Biosciences, Inc., dated December 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36289, filed on April 30, 2020)

10.21†
Employment Letter Agreement between Thomas Davis and Genocea Biosciences, Inc., dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36289, filed on April 30, 2020)

10.22+
Amended and Restated Loan and Security Agreement between the Company, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 001-36289, filed on August 3, 2018)

10.23
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

10.26*++	Loan and Security Agreement between the Company and Silicon Valley Bank, dated February 18, 2021

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K, File No. 001-36289, filed on February 17, 2016)

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101. INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema Document

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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