Form 10-Q
period 2021-03-31
GENOCEA BIOSCIENCES, INC.
filed 2021-04-29
CIK 1457612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-36289
GENOCEA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0596811
(State or Other Jurisdiction of Incorporation or Organization)	(I.RS. Employer Identification No.)
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of April 27, 2021 was 54,434,839.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$66,035	$79,769
Prepaid expenses and other current assets	2,785	2,458
Total current assets	68,820	82,227
Property and equipment, net	4,853	5,123
Right of use assets	8,831	9,308
Restricted cash	631	631
Other non-current assets	803	1,204
Total assets	$83,938	$98,493

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,034	$534
Accrued expenses and other current liabilities	4,593	7,344
Deferred revenue	1,641	1,641
Lease liabilities	2,156	1,614
Current portion of long-term debt	2,000	13,862
Total current liabilities	11,424	24,995
Non-current liabilities:
Warrant liabilities	55,264	56,118
Lease liabilities, net of current portion	7,839	8,398
Long-term debt, net of current portion	7,649	—
Total liabilities	82,176	89,511
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; (25,000,000 shares authorized at March 31, 2021 and December 31, 2020; — shares issued and outstanding at March 31, 2021 and December 31, 2020)	—	—
Common stock, $0.001 par value; (170,000,000 shares authorized at March 31, 2021 and December 31, 2020, 54,368,582 shares issued and outstanding at March 31, 2021 and 53,018,813 shares issued and outstanding at December 31, 2020)	54	53
Additional paid-in capital	388,359	383,597
Accumulated deficit	(386,651)	(374,668)
Total stockholders’ equity	1,762	8,982
Total liabilities and stockholders’ equity	$83,938	$98,493
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31
	2021	2020
Operating expenses:
Research and development	$8,751	$9,987
General and administrative	3,671	3,388
Total operating expenses	12,422	13,375
Loss from operations	(12,422)	(13,375)
Other income (expense):
Change in fair value of warrants	854	781
Interest expense, net	(279)	(259)
Other expense	(136)	—
Total other income	439	522
Net loss	$(11,983)	$(12,853)

Comprehensive loss	$(11,983)	$(12,853)

Net loss per share:
Basic	$(0.18)	$(0.46)
Diluted	$(0.17)	$(0.46)
Weighted-average number of shares used in computing net loss per share:
Basic	66,158	28,141
Diluted	74,220	28,141
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands)

			Preferred	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	53,019	$53	$—	$383,597	$(374,668)	$8,982
Issuance of common stock, net	1,301	1	—	3,978	—	3,979
Stock-based compensation expense	—	—	—	580	—	580
Issuance of warrants	—	—	—	120	—	120
Issuance of common stock under employee benefit plans	49	—	—	84	—	84
Net loss	—	—	—	—	(11,983)	(11,983)
Balance at March 31, 2021	54,369	$54	$—	$388,359	$(386,651)	$1,762

			Preferred	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,453	$27	$701	$355,268	$(330,954)	$25,042
Issuance of common stock, net	187	1	—	439	—	440
Stock-based compensation expense	—	—	—	384	—	384
Issuance of common stock under employee benefit plans	4	—	—	—	—	—
Net loss	—	—	—	—	(12,853)	(12,853)
Balance at March 31, 2020	27,644	$28	$701	$356,091	$(343,807)	$13,013
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31
	2021	2020
Operating activities
Net loss	$(11,983)	$(12,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	276
Stock-based compensation	580	384
Change in fair value of warrant liability	(854)	(781)
Non-cash interest expense	117	109
Other	101	84
Changes in operating assets and liabilities	(735)	(1,015)
Net cash used in operating activities	(12,393)	(13,796)
Investing activities
Purchases of property and equipment	(1,109)	(233)
Proceeds from sale of equipment	65	16
Net cash used in investing activities	(1,044)	(217)
Financing activities
Proceeds from issuance of common stock, net	3,979	440
Proceeds from issuance of common stock under employee benefit plans	84	—
Payments on finance lease	(23)	(45)
Payment of deferred financing costs	(289)	—
Proceeds from long-term debt	10,000	—
Debt prepayment costs	(88)	—
Repayment of long-term debt	(13,960)	—
Net cash provided by (used in) financing activities	(297)	395
Net decrease in cash, cash equivalents and restricted cash	(13,734)	(13,618)
Cash, cash equivalents and restricted cash at beginning of period	80,400	40,758
Cash, cash equivalents and restricted cash at end of period	$66,666	$27,140
Non-cash financing activities and supplemental cash flow information
Property and equipment included in accounts payable and accrued expenses	$306	$—
Right-of-use asset obtained in exchange for lease liabilities	$—	$5,931
Cash paid in connection with operating lease liabilities	$709	$394
Cash paid for interest	$166	$261
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)
1. Organization and operations
Genocea Biosciences, Inc. ("Genocea" or the "Company”) is a biopharmaceutical company that was incorporated in Delaware on August 16, 2006 and has a principal place of business in Cambridge, Massachusetts. The Company is dedicated to discovering and developing novel cancer immunotherapies using its proprietary ATLASTM platform. The ATLAS platform can profile each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” identified by next generation sequencing of that patient's tumor. ATLAS zeroes in on both antigens that activate anti-tumor T cell responses and inhibitory antigens, InhibigensTM, that drive pro-tumor immune responses. Genocea believes this approach ensures that cancer immunotherapies, such as vaccines and cellular therapies, focus T cell responses on the tumor targets most vulnerable to T cell targeting. Consequently, the Company believes that ATLAS may enable more immunogenic and efficacious cancer immunotherapies. Genocea operates as one segment, which is discovering, researching, developing and commercializing novel cancer immunotherapies.
Genocea's GEN-011 program is an adoptive T cell therapy comprising neoantigen-targeted peripheral T cells ("NPTs"). NPTs are peripheral blood-derived T cells targeted to ATLAS-identified anti-tumor antigens. By employing ATLAS to optimize neoantigen selection and by using T cells derived from peripheral blood, Genocea believes GEN-011 will enable potential patient efficacy, accessibility and cost advantages over other autologous T cell therapies. The Company is conducting a first-in-human clinical trial for GEN-011. Genocea's GEN-009 program is a neoantigen vaccine delivering adjuvanted synthetic long peptides from ATLAS-identified anti-tumor neoantigens. After reporting initial clinical responses for GEN-009 delivered in combination with standard-of-care checkpoint inhibitors ("CPIs") in 2020, the Company continues to monitor patients to confirm these initial efficacy signals.
Genocea is devoting substantially all of its efforts to product research and development, initial market development, and raising capital. The Company has not generated any product revenue related to its primary business purpose to date and is subject to a number of risks and uncertainties common to companies in the biotech and pharmaceutical industry, including, but not limited to, the risks associated with the uncertainty of success of its preclinical and clinical trials; the challenges associated with gaining regulatory approval of product candidates; the risks associated with commercializing pharmaceutical products, if approved for marketing and sale; the potential for development by third parties of new technological innovations that may compete with Genocea's products; the dependence on key personnel; the challenges of protecting proprietary technology; the need to comply with government regulations; the high cost of drug development; competition from other companies; the uncertainty of being able to secure additional capital when needed to fund operations; and the challenges and uncertainty associated with the outbreak of the novel coronavirus ("COVID-19") that could adversely impact the Company's operations, supply chain, preclinical development work, clinical trials and ability to raise capital.
The Company regularly evaluates whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. As of March 31, 2021, Genocea had an accumulated deficit of $386.7 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates. Until such time, if ever, as the Company can generate substantial product revenue and achieve profitability, Genocea expects to finance its cash needs through a combination of equity offerings, strategic transactions, or other sources of funding. If the Company is unable to raise additional funds when needed, it may be required to implement further cost reduction strategies, including ceasing development of GEN-011 or other corporate programs and activities.
Genocea had available cash and cash equivalents of $66.0 million at March 31, 2021. In addition, the Company used cash of $12.4 million in its operating activities for the three months ended March 31, 2021. Genocea’s available cash and cash equivalents at March 31, 2021 are expected to fund operations for a period of at least a year from the date the financial statements are issued.
2. Summary of significant accounting policies
Basis of presentation
The condensed consolidated financial statements include the accounts of the Company and a wholly owned subsidiary. Intercompany accounts and transactions have been eliminated. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 10-K”).
Significant accounting policies
Genocea's significant accounting policies have not changed materially from those disclosed in the 2020 10-K.

New Accounting Pronouncements
In 2019, the Financial Accounting Standards Board issued a new standard on Simplifying the Accounting for Income Taxes. The new standard simplifies the accounting for income taxes and became effective beginning after December 15, 2020. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
3. Revenue
In May 2020, Genocea entered into a material transfer agreement (the “MTA”) with Shionogi & Co., Ltd. (“Shionogi”) pursuant to which the Company agreed to transfer certain HSV-2 antigens from its GEN-003 program to Shionogi to evaluate the potential development of a novel HSV-2 vaccine. In connection with the agreement, Genocea provided Shionogi with an option to negotiate an exclusive development and commercialization license for the HSV-2 antigens.
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
Genocea evaluated the promised goods and services within the MTA and determined those which represented separate performance obligations. As a result, the Company concluded there were two separate performance obligations at the inception of the MTA: (i) a combined performance obligation consisting of a limited use research license and the delivery of the initial antigen materials and (ii) the right to negotiate a license prior to expiration of the MTA, which was deemed to be a material right. The Company determined that the exclusive limited use research license and the delivery of the initial antigen materials should be combined as they are not capable of being distinct. A third party would not be able to provide the initial antigen materials as it contains Genocea’s proprietary intellectual property, and Shionogi could not benefit from the research license without the initial antigen materials. The Company determined that the option to negotiate the development and commercialization agreement prior to the expiration of the MTA is a material right. The $3.0 million fee associated with the MTA is creditable against the upfront fee for the development and commercialization agreement and represents a discount that would otherwise not be available to the customer without entering into the MTA.
Genocea estimated the standalone selling price of the initial antigen materials based on the expected cost plus a margin approach. The Company developed its standalone selling price for the material right by applying a probability-weighted likelihood that Shionogi will exercise its option to license the HSV-2 assets.
As of March 31, 2021, $1.6 million allocated to the material right is considered a contract liability and is recorded as deferred revenue on the Company's condensed consolidated balance sheet. Revenue associated with the material right will be recognized upon either (i) the execution of a development and commercialization agreement or (ii) the termination of the MTA.
4. Fair value of financial instruments
Genocea has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.
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
The Company's financial assets and liabilities measured at fair value consist of cash equivalents and warrant liabilities, respectively.
The fair value of Genocea’s cash equivalents is determined using quoted prices in active markets. The Company's cash equivalents consist of money market funds that are classified as Level 1.
The fair value of Genocea’s warrant liabilities is determined using a Monte Carlo simulation. See Note 9. Warrants for assumptions used and methodologies utilized in calculating the estimated fair value. The Company’s warrant liabilities are classified as Level 3.

The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Assets:
Cash equivalents	$64,144	$64,144	$—	$—
Total assets	$64,144	$64,144	$—	$—

Liabilities:
Warrant liabilities	$55,264	$—	$—	$55,264
Total liabilities	$55,264	$—	$—	$55,264

December 31, 2020
Assets:
Cash equivalents	$76,866	$76,866	$—	$—
Total assets	$76,866	$76,866	$—	$—

Liabilities:
Warrant liabilities	$56,118	$—	$—	$56,118
Total liabilities	$56,118	$—	$—	$56,118
The following table reflects the change in Genocea’s Level 3 warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2020	$56,118
Change in fair value	(854)
Balance at March 31, 2021	$55,264
5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Research and development costs	$2,817	$2,592
Payroll and employee-related costs	910	2,779
Other current liabilities	866	1,973
Total	$4,593	$7,344
6. Commitments and contingencies
Operating leases
As of March 31, 2021, Genocea has a lease for two floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts through February 2025. A portion of this leased space is an expansion of the Company's initial lease. Genocea's right to use and control this expansion space began in March 2020. Genocea has the option to extend the lease term for an additional five years, which is not included in the Company's ROU assets and associated lease liabilities as of March 31, 2021. In the fourth quarter of 2020, Genocea incurred costs related to improvements made to its leased office space that were determined to be lessee assets and which were partially reimbursed by the lessor. In the first quarter of 2021, the Company recognized an increase in its lease liabilities of $0.5 million, which reflects the cash received from the lessor during the quarter for previously approved reimbursements. The Company will amortize the reimbursement as an increase to the ROU asset and a reduction in lease expense over the remaining lease term.
In January 2021, Genocea entered into a sublease agreement for one floor of lab and office space through June 2022, with an option for the sublessee to extend the sublease for an additional two months. After the initial option, which is at the sublessee’s sole discretion, the sublease agreement contains additional options for the Company and the sublessee to mutually extend the sublease for up to an additional eighteen months. As Genocea retained its obligations under the sublease, it will record the payments received from the sublease as a reduction of lease expense. For the three months ended March 31, 2021, the Company recorded sublease income of $0.4 million.

For the three months ended March 31, 2021 and 2020 lease expense, net of sublease income, was $0.3 million and $0.5 million, respectively.
The weighted average remaining lease term and weighted average discount rate of the Company's operating leases are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term in years	3.91	4.17
Weighted average discount rate	8.13%	8.12%
The following table summarizes the presentation of leases in the Company's condensed consolidated balance sheets (in thousands):

	Classification	March 31, 2021	December 31, 2020
Assets
Operating	Right of use assets	$8,831	$9,278
Finance	Right of use assets	—	30
Total lease assets		$8,831	$9,308
Liabilities
Current
Operating	Lease liabilities	$2,156	$1,592
Finance	Lease liabilities	—	22
Non-current
Operating	Lease liabilities, net of current portion	7,839	8,398
Total lease liabilities		$9,995	$10,012
The minimum lease payments related to the Company's operating leases as of March 31, 2021 were as follows (in thousands):

Remainder of 2021	$2,162
2022	2,943
2023	3,017
2024	3,092
2025	517
Total lease payments	11,731
Less imputed interest	(1,736)
Total	$9,995
At March 31, 2021 and December 31, 2020, the Company had an outstanding letter of credit of $0.6 million, with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires in February 2025.
Contractual obligations
Genocea has entered into certain agreements with various universities, contract research organizations and contract manufacturing organizations, which generally include cancellation clauses.
Harvard University license agreement
Genocea has an exclusive license agreement with Harvard University (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. Genocea is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of March 31, 2021, the Company has paid $0.3 million in aggregate milestone payments. Genocea is obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed-upon development plan. In addition, the Company is obligated to achieve specified development milestones and in the event Genocea is unable to meet its development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.

Upon commercialization of the Company's products covered by the licensed patent rights or discovered using the licensed methods, Genocea is obligated to pay Harvard royalties on the net sales of such products and services sold by the Company, the Company's affiliates, and the Company's sublicensees. This royalty varies depending on the type of product or service but is in the low single digits. The sales-based royalty due by the Company’s sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties Genocea receives from such sublicensee, depending on the type of product. Based on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of 10 years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third-party payments required to be made. In addition to the royalty payments, if the Company receives any additional revenue (cash or non-cash) under any sublicense, it must pay Harvard a percentage of such revenue, excluding certain categories of payments, varying from the low single digits to up to the low double digits depending on the scope of the license that includes the sublicense.
The license agreement with Harvard will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. The Company may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement in the event of a material breach by the Company that remains uncured; in the event of the Company's insolvency, bankruptcy, or similar circumstances; or if Genocea challenges the validity of any patents licensed to it.
Oncovir license and supply agreement
Genocea has a license and supply agreement with Oncovir, Inc. (“Oncovir”) under which Oncovir will manufacture and supply an immunomodulator and vaccine adjuvant, Hiltonol® (poly-ICLC) (“Hiltonol”), to the Company for use in connection with the research, development, use, sale, manufacture, commercialization and marketing of products combining Hiltonol with the Company's technology (the “Combination Product”). Hiltonol is the adjuvant component of GEN-009, which will consist of synthetic long peptides or neoantigens identified using the Company's proprietary ATLAS platform, formulated with Hiltonol.
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
Under this agreement, Genocea is obligated to pay Oncovir low to mid six figure milestone payments upon the achievement of certain clinical trial milestones for each Combination Product and the first marketing approval for each Combination Product in certain territories, as well as tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.
Genocea may terminate the agreement upon a decision to discontinue the development of the Combination Product or upon a determination by the Company or an applicable regulatory authority that Hiltonol or a Combination Product is not clinically safe or effective. The agreement may also be terminated by either party due to a material uncured breach by the other party, or due to the other party’s bankruptcy, insolvency, or dissolution.
7.  Debt
In April 2018, the Company entered into an amended and restated loan and security agreement, which was subsequently amended in November 2019 (as amended, the “Hercules Loan Agreement”), with Hercules Capital, Inc. (“Hercules”). The Hercules Loan Agreement provided a $14.0 million secured term loan that was scheduled to mature on May 1, 2021 and that accrued interest at a floating rate per annum equal to the greater of (i) 8.00%, or (ii) the sum of 3.00% plus the prime rate. The Company was also obligated to pay a final payment charge of $1.0 million at maturity.
On February 18, 2021 (the "2021 Loan Closing Date"), Genocea entered into a Loan and Security Agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay the Company's borrowings that were outstanding at the 2021 Loan Closing Date under its previous loan and security agreement with Hercules, paying off all obligations owing under, and extinguishing, the Hercules Loan Agreement on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by the Company for working capital and general corporate purposes.

The 2021 Term Loan will mature on September 1, 2023, which may be extended to March 1, 2024 if certain performance milestones are achieved and no event of default has occurred or is continuing. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provides for interest-only payments until September 30, 2021, which may be extended to March 31, 2022 if certain performance milestones are achieved and no event of default has occurred or is continuing. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest-only period through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty four (24) months following the Closing Date, and 1.0% thereafter.
The 2021 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property.
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. As of March 31, 2021, the Company was in compliance with all covenants under the 2021 Loan Agreement.
The 2021 Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding. The Company has determined that the risk of subjective acceleration under the material adverse events clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities.
In connection with the 2021 Loan Agreement, Genocea issued to SVB a warrant, dated February 18, 2021 (the "SVB Warrant") to purchase 43,478 shares of the common stock of the Company. See Note 9. Warrants. The Company recorded the fair value of the SVB warrant as a discount on the 2021 Term Loan that will be amortized over the expected term of the loan.
As of March 31, 2021 and December 31, 2020, the Company had outstanding borrowings, net of unamortized debt issuance costs, of $9.6 million and $13.9 million, respectively. Interest expense was $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
Future principal payments, including final payment charges, as of March 31, 2021 are as follows:

Principal Payments on Long-Term Debt
Remainder of 2021	$1,250
2022	5,000
2023	4,250
$10,500
8. Stockholders' equity
Agreement with Lincoln Park Capital
Genocea has a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which, for a period of 30 months beginning in October 2019, the Company has the right, at its sole discretion, to sell up to an additional $27.5 million of the Company's common stock to LPC based on prevailing market prices of its common stock at the time of each sale. The purchase agreement limits the Company's sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits the Company from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company's common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Company's common stock. As of March 31, 2021, the Company had $24.0 million remaining under its agreement with LPC.
At-the-market equity offering program
Genocea has an agreement with Cowen and Company, LLC ("Cowen") to establish an at-the-market equity offering program (“ATM”) pursuant to which Cowen is able to offer and sell up to $50.0 million of the Company's common stock at prevailing market prices. In the three months ended March 31, 2021, the Company sold approximately 1.3 million shares under the ATM program and received net proceeds of $4.0 million, after deducting commissions. Through March 31, 2021, the Company has sold an aggregate of approximately 4.2 million shares under the ATM and received $13.8 million in net proceeds. As of March 31, 2021, the Company had $35.8 million in gross proceeds remaining under the ATM.

9. Warrants
As of March 31, 2021, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding (shares in thousands):

	Shares	Exercise Price	Expiration Date	Classification
Hercules Warrant	41	$6.80	Q2 2023	Equity
2018 Warrants	3,617	$9.60	Q1 2023	Liability
2019 Warrants	933	$4.52	Q1 2024	Equity
2019 Pre-Funded Warrants	531	$0.08	Q1 2039	Equity
2020 Warrants	33,613	$2.25	Q3 2024	Liability
2020 Pre-Funded Warrants	12,223	$0.01	N/A	Equity
SVB Warrant	43	$3.45	Q1 2026	Equity
	51,001
Hercules Warrant
The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividend payments. Genocea determined that the Hercules Warrant should be equity-classified.
2018 Warrants
The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividend payments. In the event of an “Acquisition,” defined generally to include a merger or consolidation resulting in the sale of 50% or more of the voting securities of the Company, the sale of all, or substantially all, of the assets or voting securities of the Company, or other change of control transaction, as defined in the 2018 Warrants, Genocea will be obligated to use its best efforts to ensure that the holders of the 2018 Warrants receive new warrants from the surviving or acquiring entity (the “Acquirer”). The new warrants to purchase shares in the Acquirer shall have the same expiration date as the 2018 Warrants and a strike price that is based on the proportion of the value of the Acquirer’s stock to the Company’s common stock. If the Company is unable, despite its best efforts, to cause the Acquirer to issue new warrants in the Acquisition as described above, then, if the Company’s stockholders are to receive cash in the Acquisition, Genocea will settle the 2018 Warrants in cash and if the Company’s stockholders are to receive stock in the Acquisition, Genocea will issue shares of its common stock to each Warrant holder.
As a result, the Company determined that the 2018 Warrants should be liability-classified. As the 2018 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. Genocea initially recorded the 2018 Warrants at their estimated fair value of $18.2 million. In connection with the Company's remeasurement of the 2018 Warrants to fair value, it recorded income of $0.2 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The fair value of the warrant liability related to the 2018 Warrants is $1.5 million and $1.7 million as of March 31, 2021 and December 31, 2020, respectively.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2018 Warrants as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
Stock price	$2.71	$2.42
Volatility	50.0% - 95.3%	50.0% - 101.5%
Remaining term (years)	1.8	2.0
Expected dividend yield	—%	—%
Risk-free rate	0.16%	0.13%
Acquisition event probability	25.0%	25.0%
2019 Warrants and 2019 Pre-Funded Warrants
The exercise price of the warrants is subject to appropriate adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting the Company's common stock. Genocea determined that the 2019 Warrants and the 2019 Pre-Funded Warrants should be equity-classified. The Company also determined that the 2019 Pre-Funded Warrants should be included in the determination of basic earnings per share.

2020 Warrants and 2020 Pre-Funded Warrants
The exercise price of the 2020 Pre-Funded Warrants and the 2020 Warrants is subject to adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting the Company's common stock. Genocea determined that the 2020 Pre-Funded Warrants should be equity-classified and be included in the determination of basic earnings per share.
The holders of the 2020 Warrants are entitled to down round protection until July 24, 2021. The Company is required to obtain shareholder approval for the adjustment to the exercise price as a result of any common stock issuance at a price per share less than $2.25. As a result, Genocea determined that the 2020 Warrants should be liability-classified for the period from issuance through July 2021. As the 2020 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. Genocea initially recorded the 2020 Warrants at their estimated fair value of $62.5 million. In connection with the Company's remeasurement of the 2020 Warrants to fair value, the Company recorded income of $0.7 million for the three months ended March 31, 2021. The fair value of the warrant liability related to the 2020 Warrants is $53.8 million and $54.5 million as of March 31, 2021 and December 31, 2020, respectively.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2020 Warrants as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021	December 31, 2020
Stock price	$2.71	$2.42
Volatility	93.9%	119.1%
Remaining term (years)	3.3	3.6
Expected dividend yield	—	—
Risk-free rate	0.44%	0.22%
Acquisition event probability	40.0%	40.0%
SVB Warrant
In connection with the 2021 Loan Agreement, Genocea issued to SVB the SVB Warrant to purchase 43,478 shares of the common stock of the Company. See Note 7. Debt. The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividend payments. The Company determined that the SVB Warrant should be equity-classified.
10. Employee benefit plans
Genocea grants equity awards in the form of stock options and service-based and market-based restricted stock units (“RSUs”) to employees and directors of, and consultants and advisors to, the Company through its Amended and Restated 2014 Equity Incentive Plan, ("2014 Equity Incentive Plan"). As of March 31, 2021, there were approximately 0.7 million shares remaining for future issuance under the 2014 Equity Incentive Plan.
The options have a ten-year term and were issued with an exercise price equal to the closing market price of Genocea’s common stock on the grant date. For equity awards with service-based vesting conditions, the Company recognizes compensation expense over the vesting period, which is generally over a four-year period. For equity awards with a market-based vesting condition, the Company recognizes compensation expense over the requisite service period. The number of shares issuable, if any, when a market-based RSU award vests will depend on the degree of achievement of the corporate stock price metrics within the performance period of the award. The Company measures the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The fair value of the service-based RSUs is the closing market price of Genocea's common stock on the grant date.
Determining the fair value of market-based RSUs
The Company measures the fair value of market-based RSUs on the date of grant using a Monte Carlo simulation model. The Monte Carlo simulation requires the input of assumptions, including the Company's stock price, the volatility of its stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers the Company's probability of being acquired within the term of the market-based RSUs, as an acquisition event can potentially impact the vesting. The Company used its own trading history to calculate the expected volatility of the market-based RSUs granted. The risk-free interest rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected term assumed at the grant date.

The following table details the assumptions used in the Monte Carlo simulation model used to estimate the fair value of the market-based RSUs granted during the three months ended March 31, 2021:

Three Months Ended March 31
2021
Stock price	$3.01
Volatility	97.65%
Remaining term (years)	2.8
Risk-free rate	0.29%
Annual acquisition event probability	33.0%
Stock-based compensation expense
Total stock-based compensation expense recognized for stock options and RSUs is as follows (in thousands):

	Three Months Ended March 31
	2021	2020
Research and development	$258	$160
General and administrative	322	224
Total	$580	$384
Stock options
The following table summarizes stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,329	$7.05		$505
Granted	1,614	$3.01
Exercised	(38)	$2.22
Forfeited/cancelled	(66)	$12.82
Outstanding at March 31, 2021	3,839	$5.30	8.8	$715
Exercisable at March 31, 2021	930	$12.61	7.0	$134
RSUs
The following table summarizes RSU activity (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	550	$2.13
Granted(1)	1,904	$2.52
Vested	(11)	$1.98
Forfeited/cancelled	(9)	$2.11
Outstanding as of March 31, 2021	2,434	$2.44
    _________________________
1.The number granted represents the number of shares issuable upon vesting of service-based and market-based RSUs, assuming the Company achieves its corporate stock price metrics at the target achievement level.
Employee stock purchase plan
The 2014 Employee Stock Purchase Plan, as amended (the "ESPP"), issues shares of common stock to participating eligible employees during two six-month offering periods each year. As of March 31, 2021, there were approximately 0.1 million shares remaining for future issuance under the ESPP.

11. Net loss per share
Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31
	2021	2020
Numerator:
Net loss	$(11,983)	$(12,853)
Less: Change in fair value of 2020 Warrants	673	—
Adjusted net loss	$(12,656)	$(12,853)
Denominator:
Weighted average common stock outstanding – basic	66,158	28,141
Dilutive effect of common stock issuable from assumed exercise of warrants	8,062	—
Weighted average common stock outstanding – diluted	74,220	28,141
Net loss per share:
Basic	$(0.18)	$(0.46)
Diluted	$(0.17)	$(0.46)
The following potential common shares were excluded from the calculation of net loss per share due to their anti-dilutive effect for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31
	2021	2020
Warrants	4,634	4,591
Stock options	3,839	1,370
RSUs	2,434	45
Total	10,907	6,006
The 2020 Warrants have been included in the calculation of diluted net loss per share for the three months ended March 31, 2021 as the warrants are both liability-classified and in-the-money. The Company used the treasury stock method to determine the number of dilutive shares.

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
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 10-K") and other filings with the Securities Exchange Commission (the “SEC”), including the following:
•our estimates regarding the timing and amount of funds we require to conduct clinical trials for GEN-011, to continue preclinical studies for our other product candidates and to continue our investments in immuno-oncology;
•our estimates regarding the timing and costs of manufacturing GEN-011;
•our estimates regarding the timing of GEN-011 patient enrollment and dosing;
•our estimates regarding GEN-011 third-party manufacturing capacity;
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
These factors are discussed more fully in our 2020 10-K and elsewhere in this and other reports we file with the SEC. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and investors should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis of our financial condition and results of operations should be read in conjunction with our 2020 10-K and our unaudited condensed consolidated financial statements and accompanying notes and other disclosures included in this Quarterly Report on Form 10-Q.
Overview
We are a biopharmaceutical company dedicated to discovering and developing novel cancer immunotherapies using our proprietary ATLASTM platform. The ATLAS platform can profile each patient's CD4+ and CD8+ T cell immune responses to every potential target or “antigen” identified by next-generation sequencing of that patient's tumor. ATLAS zeroes in on both antigens that activate anti-tumor T cell responses and inhibitory antigens, InhibigensTM, that drive pro-tumor immune responses. We believe this approach ensures that cancer immunotherapies, such as vaccines and cellular therapies, focus T cell responses on the tumor targets most vulnerable to T cell targeting. Consequently, we believe that ATLAS may enable more immunogenic and efficacious cancer immunotherapies.
Our GEN-011 program is an adoptive T cell therapy comprising neoantigen-targeted peripheral cells ("NPTs"). NPTs are peripheral blood-derived T cells targeted to ATLAS-identified anti-tumor antigens. By employing ATLAS to optimize neoantigen selection and by using T cells derived from peripheral blood, we believe GEN-011 will enable potential patient efficacy, accessibility and cost advantages over other autologous T cell therapies. We are conducting a first-in-human clinical trial (the “TITAN trial”) for GEN-011. Our GEN-009 program is a neoantigen vaccine delivering adjuvanted synthetic long peptides from ATLAS-identified anti-tumor neoantigens. After reporting initial clinical responses for GEN-009 delivered in combination with standard-of-care checkpoint inhibitors ("CPIs") in 2020, we continue to monitor patients to further evaluate these initial efficacy signals.
ATLAS platform
Harnessing and directing T cells to kill tumor cells is increasingly viewed as having potential to treat many cancers. Vaccines or cellular therapies employing this approach must target specific differences from normal tissue present in the patient, such as antigens arising from genetic mutations or cancer-causing viruses. However, the discovery of optimal antigens for such immunotherapies has been particularly challenging for two reasons. First, the number of candidate antigens can be very large, with up to thousands of candidates per patient in some cancers. Second, the genetic diversity of human T cell responses means that effective antigens may vary from person to person. An effective antigen selection system must therefore account both for each patient's tumor and for their T cell repertoire.
ATLAS selects antigens through an ex vivo assay that unveils CD4+ and CD8+ T cell immune responses each patient has made to nearly any possible tumor-specific antigen, including candidate neoantigens, tumor-associated antigens and tumor-associated viral antigens. In doing so, we believe that ATLAS provides the most comprehensive and accurate system for identifying the right and wrong antigens for cancer immunotherapies. Previously, all candidate antigens were thought either to be targets of effective anti-tumor responses (stimulatory) or irrelevant. However, using ATLAS, we have identified Inhibigens and demonstrated, in preclinical studies, that such antigens can promote rapid tumor growth, reduce or eliminate the protection of an otherwise effective vaccine, and dampen or reverse the effects of checkpoint inhibitors. We have also demonstrated that classical antigen prediction methodologies often mischaracterize Inhibigens as stimulatory. We therefore believe that both by identifying the optimal neoantigens and by excluding Inhibigens, ATLAS enables differentiated immune responses and clinical efficacy.
We believe ATLAS could have beneficial uses beyond cancer. We have previously demonstrated its effectiveness in identifying novel protective antigens for infectious disease therapies, and we believe it also could provide benefits in autoimmune and other disease therapies. While we believe Inhibigens should be avoided in cancer immunotherapies, they could prove to be beneficial in other therapies. ATLAS could be a key tool in optimizing antigen selection for therapies across a number of diseases.
Intellectual property
Our ATLAS and immuno-oncology intellectual property portfolio comprises eight patent families and two additional pending patent families, all but one of which are wholly owned by us. The first patent family, in-licensed from Harvard University, is directed to one arm of the ATLAS method for identifying antigens. This patent family is comprised of issued United States ("U.S.") patents, with patent terms ranging from 2027 to 2031, as well as granted foreign patents. The second family is directed to expanded ATLAS methods for identifying antigens, as currently practiced by us. This family is comprised of issued U.S. patents, with patent terms ranging from 2029 to 2030, as well as granted foreign patents and pending U.S. and foreign applications. The third family is directed to ATLAS-based methods for selecting or deselecting Inhibigens and stimulatory antigens, cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family is comprised of an issued U.S. patent with a patent term to 2038, pending applications in eleven foreign jurisdictions, and a pending U.S. application. Additional patents issuing from these applications are expected to have patent terms until at least 2038. The fourth, fifth and sixth families are directed to various methods using ATLAS-identified antigens. These families comprise pending U.S. and foreign applications. Patents issuing from these applications are expected to have patent terms until at least 2039. The two further families and two potential additional families currently comprise Patent Cooperation Treaty ("PCT") applications or U.S. provisional applications and are directed to further methods using ATLAS-identified antigens, to dose regimens for GEN-009, and to our cell-based therapy GEN-011.

Our immuno-oncology programs
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
We have observed the following from our data presented at various medical meetings throughout 2020:
In Part A of the trial, we have observed the following in the eight dosed patients:
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
GEN-011
We believe that GEN-011 represents a new category of solid tumor adoptive T cell therapy, neoantigen-targeted peripheral T cells ("NPTs"). The first neoantigen-targeted T cell therapy to demonstrate clinical efficacy in patients with solid tumors is tumor-infiltrating lymphocyte ("TIL") therapy. TILs consist of a subset of lymphocytes that have invaded a tumor but, importantly, are not all necessarily specific for tumor antigens. TIL therapy requires a fresh, uncontaminated, viable tumor resection from each patient, from which TILs will be obtained. These TILs are then non-specifically expanded in the presence of high dose interleukin-2 ("IL-2") ex vivo and infused into that same patient, who has undergone lymphodepletion preconditioning, followed by high dose IL-2 treatment. In certain patients with solid tumors resistant to CPI therapy, TIL therapy has resulted in durable clinical responses. TIL therapy has some drawbacks: it is infeasible to get sufficient tumor or TILs from some patients, the need for fresh tumor adds time and cost to the therapy, and the therapy – particularly because of the high dose IL-2 – may cause serious adverse events.
GEN-011 differs from TIL therapy in two critical ways. First, we use ATLAS to design the product to be highly specific for the neoantigens of anti-tumor T cell responses. Second, we rely on T cells extracted from peripheral blood, which is readily available. We believe these differences may result in GEN-011, if approved, offering efficacy, patient accessibility and cost advantages over other neoantigen-targeting solid tumor T cell therapies.
The potential efficacy advantages derive from the following product features:
•Targeting up to 30 tumor-specific antigens simultaneously to limit tumor escape, with minimal bystander, non-tumor-specific T cells;
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
We are conducting the TITAN trial, treating patients with GEN-011 as monotherapy for tumors that have not achieved an adequate response after CPI therapy. Our target indications include melanoma, non-small cell lung cancer, small cell lung cancer, squamous cell carcinoma of the head and neck, urothelial carcinoma, renal cell carcinoma, cutaneous squamous cell carcinoma, and anal squamous cell carcinoma.
The TITAN trial will contain two patient cohorts:
•Cohort A patients will receive GEN-011 in a repeated low dose regimen with no lymphodepletion and an intermediate dose of IL-2 after each GEN-011 dose;
•Cohort B patients will receive GEN-011 as a single high dose with both lymphodepletion and high dose IL-2.
The TITAN trial’s objectives are safety, clinical activity including overall response rate and duration of response and GEN-011’s proliferation and persistence as well as tumor T cell penetration. We expect to have initial data from a small subset of patients late in the fourth quarter of 2021 or the first quarter of 2022. However, patient accrual to clinical trials and subsequent dosing and compliance are dependent upon both patient choice and health, and investigator decisions. Predictions of data availability and release of results may be affected by individual patient events among other factors.
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
•Exploring T cell responses to oncoviruses associated with certain cancers such as Epstein-Barr virus and human papilloma virus;
•Identifying shared antigen immunotherapies encompassing shared neoantigens and non-mutated tumor-associated antigens;
•Exploring Inhibigen biology; and
•Further optimizing ATLAS.
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
Financing and business operations
We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities and through debt financings. As of March 31, 2021, we had received an aggregate of $447.5 million in net proceeds from the issuance of equity securities, we had outstanding borrowings of $10.5 million, and our cash and cash equivalents were $66.0 million.
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.
In January 2021, we entered into a sublease agreement for one floor of lab and office space through June 2022, with an option for the sublessee to extend the sublease for an additional two months. After the initial option, which is at the sublessee’s sole discretion, the sublease agreement contains additional options for us and the sublessee to mutually extend the sublease for up to an additional eighteen months. As we retained our obligations under the sublease, we are recording the payments received from the sublease as a reduction of lease expense. Sublease income was $0.4 million during the three months ended March 31, 2021.
On February 18, 2021 (the "2021 Loan Closing Date"), we entered into a Loan and Security Agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay our borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules Capital, Inc. (“Hercules”), paying off all obligations owing under, and extinguishing, the previous loan and security agreement with Hercules on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes.
We have an agreement with Cowen and Company, LLC ("Cowen") to establish an at-the-market equity offering program (“ATM”) pursuant to which Cowen is able to offer and sell up to $50.0 million of our common stock at prevailing market prices. In the three months ended March 31, 2021, we sold approximately 1.3 million shares under our ATM program and received net proceeds of $4.0 million, after deducting commissions. Through March 31, 2021, we have sold an aggregate of approximately 4.2 million shares under the ATM and received $13.8 million in net proceeds. As of March 31, 2021, we had $35.8 million in gross proceeds remaining under the ATM.
We have a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which, for a period of 30 months beginning in October 2019, we have the right, at our sole discretion, to sell up to $27.5 million of our common stock to LPC based on prevailing market prices of our common stock at the time of each sale. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. As of March 31, 2021, we had $24.0 million remaining under our agreement with LPC.
As reflected in our condensed consolidated financial statements, we used cash of $12.4 million to fund operating activities for the three months ended March 31, 2021 and had $66.0 million available in cash and cash equivalents at March 31, 2021. In addition, we had an accumulated deficit of $386.7 million and anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Until such time, if ever, as we attempt to generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings and strategic transactions, and other sources of funding. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-009, GEN-011 or other corporate programs and activities. Our available cash and cash equivalents at March 31, 2021 are expected to fund operations to mid-2022, and we have strategic plans to extend our operating cash to the end of 2022.

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
Financial Overview
Revenues
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future.
Research and development expenses
Research and development expenses consist primarily of costs incurred to advance our preclinical and clinical candidates, which include:
•salary and related expenses;
•expenses incurred under agreements with contract research organizations, contract manufacturing organizations, consultants, and other vendors that conduct our clinical trials and preclinical activities;
•costs of acquiring, developing, and manufacturing clinical trial materials and lab supplies; and
•facility costs, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies.
The following table identifies research and development expenses for our product candidates as follows (in thousands):

	Three Months Ended March 31
	2021	2020
Phase 1/2a programs	$5,776	$4,793
Discovery and pre-IND	1,786	3,809
Other research and development	1,189	1,385
Total research and development	$8,751	$9,987
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
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies have not changed from those described in the 2020 10-K.

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
Research and development expenses

	Three Months Ended March 31
	2021	2020
	(in thousands)
Research and development	$8,751	$9,987
Research and development expenses decreased $1.2 million in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The decrease was largely due to decreased external manufacturing costs of $1.3 million, lower clinical costs of $0.3 million and decreased costs for lab supplies of $0.2 million, partially offset by increased headcount-related costs of $0.6 million.
General and administrative expenses

	Three Months Ended March 31
	2021	2020
	(in thousands)
General and administrative	$3,671	$3,388
General and administrative expenses increased $0.3 million in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily due to an increase in headcount-related costs of $0.4 million and higher professional services fees of $0.2 million, partially offset by decreased rent expense, net of sublease income, of $0.3 million.
Change in fair value of warrants

	Three Months Ended March 31
	2021	2020
	(in thousands)
Change in fair value of warrants	$854	$781
Change in fair value of warrants reflects the non-cash change in the fair value of the 2020 Warrants and the 2018 Warrants, which are recorded at their fair value on the date of issuance and then remeasured at the end of each reporting period. In the three months ended March 31, 2021, the change in the fair value of warrants was primarily attributed to the increase in our stock price between December 31, 2020 and March 31, 2021.
Interest expense, net

	Three Months Ended March 31
	2021	2020
	(in thousands)
Interest expense, net	$279	$259
Interest expense, net, consists primarily of interest expense on our long-term debt facilities, partially offset by interest earned on our cash equivalents.
Other expense

	Three Months Ended March 31
	2021	2020
	(in thousands)
Other expense	$136	$—
Other expense consists primarily of debt prepayment and extinguishment costs.
Liquidity and Capital Resources
Overview
Since our inception in 2006, we have funded operations primarily through proceeds from issuances of common stock and long-term debt.
As of March 31, 2021, we had $66.0 million in cash and cash equivalents.

In April 2018, we entered into an amended and restated loan and security agreement, which was subsequently amended in November 2019 (as amended, the “Hercules Loan Agreement”), with Hercules. The Hercules Loan Agreement provided a $14.0 million secured term loan that was scheduled to mature on May 1, 2021 and that accrued interest at a floating rate per annum equal to the greater of (i) 8.00%, or (ii) the sum of 3.00% plus the prime rate. We were also obligated to pay a final payment charge of $1.0 million at maturity.
On the 2021 Loan Closing Date, we entered into the 2021 Loan Agreement with SVB for the $10 million 2021 Term Loan. $9.0 million of the proceeds from the 2021 Term Loan were used to repay our borrowings that were outstanding at the 2021 Loan Closing Date under the Hercules Loan Agreement, paying off all obligations owing under, and extinguishing, the Hercules Loan Agreement, on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes.
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future.
We have an agreement with Cowen to establish an ATM program pursuant to which Cowen is able to offer and sell up to $50.0 million of our common stock at prevailing market prices. In the three months ended March 31, 2021, we sold approximately 1.3 million shares under our ATM program and received net proceeds of $4.0 million, after deducting commissions. Through March 31, 2021, we have sold an aggregate of approximately 4.2 million shares under the ATM and received $13.8 million in net proceeds. As of March 31, 2021, we had $35.8 million in gross proceeds remaining under the ATM.
We have a purchase agreement with LPC pursuant to which, for a period of 30 months beginning in October 2019, we have the right, at our sole discretion, to sell up to $27.5 million of our common stock to LPC based on prevailing market prices of our common stock at the time of each sale. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. As of March 31, 2021, we had $24.0 million remaining under our agreement with LPC.
Cash flows from operating activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items, changes in working capital and changes in certain other balance sheet accounts. Cash used in operating activities for the three months ended March 31, 2021 and 2020 was $12.4 million and $13.8 million, respectively. Cash used in operating activities decreased $1.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a decrease in our research and development expenses due to lower clinical and external development costs for GEN-009.
Cash flows from investing activities
Investing activities consumed $1.0 million of cash in three months ended March 31, 2021 compared to $0.2 million in three months ended March 31, 2020. Cash used by investing activities was primarily for purchases of property and equipment in both of the three months ended March 31, 2021 and 2020.
Cash flows from financing activities
Financing activities used $0.3 million in the three months ended March 31, 2021 compared to $0.4 million provided in the three months ended March 31, 2020. In the three months ended March 31, 2021, we repaid $14.0 million in long-term debt and paid deferred financing charges of $0.3 million, partially offset by the issuance of long-term debt for proceeds of $10.0 million and the issuance of shares under our ATM program for net proceeds of $4.0 million. In the three months ended March 31, 2020, we issued shares of common stock to LPC for net proceeds of $0.4 million.
Operating capital requirements
Our primary uses of capital are for payroll and employee-related expenses, manufacturing costs for preclinical and clinical materials, third-party clinical trial services, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.
We expect that our existing cash and cash equivalents are sufficient to support our operations to mid-2022, and we have strategic plans to extend our operating cash to the end of 2022. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products coupled with the global economic uncertainty that has arisen with the outbreak of the coronavirus, or referred to as COVID-19, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the timing and costs of our planned clinical trials for GEN- 011;

•the progress, timing, and costs of manufacturing GEN-011;
•the timing of GEN-011 patient enrollment and dosing;
•the availability of GEN-011 third-party manufacturing capacity;
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
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We had cash and cash equivalents of $66.0 million as of March 31, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2021.

Item 4.        Controls and Procedures
Management’s Evaluation of our Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.1*†	Form of Performance-Based Restricted Stock Unit Award Agreement under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Date File (embedded within the Inline XBRL document)
_________________________
*    Filed herewith
**    Furnished herewith
†    Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Genocea Biosciences, Inc.

Date: April 29, 2021	By:	/s/ WILLIAM D. CLARK
William D. Clark
President and Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 29, 2021	By:	/s/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)