Form 10-Q
period 2021-09-30
GENOCEA BIOSCIENCES, INC.
filed 2021-10-28
CIK 1457612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The number of shares outstanding of the registrant’s common stock as of October 25, 2021 was 57,445,391.

PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
Genocea Biosciences, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$48,908	$79,769
Prepaid expenses and other current assets	1,706	2,458
Total current assets	50,614	82,227
Property and equipment, net	5,519	5,123
Right-of-use assets	7,901	9,308
Restricted cash	631	631
Other non-current assets	253	1,204
Total assets	$64,918	$98,493

Current liabilities:
Accounts payable	$978	$534
Accrued expenses and other current liabilities	6,861	7,344
Current portion of long-term debt	4,584	13,862
Lease liabilities	2,281	1,614
Deferred revenue	—	1,641
Total current liabilities	14,704	24,995
Non-current liabilities:
Lease liabilities, net of current portion	6,660	8,398
Long-term debt, net of current portion	5,327	—
Warrant liabilities	398	56,118
Total liabilities	27,089	89,511
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; (25,000,000 shares authorized at September 30, 2021 and December 31, 2020; — shares issued and outstanding at September 30, 2021 and December 31, 2020)	—	—
Common stock, $0.001 par value; (225,000,000 shares authorized at September 30, 2021 and 170,000,000 shares authorized at December 31, 2020, 57,224,551 shares issued and outstanding at September 30, 2021 and 53,018,813 shares issued and outstanding at December 31, 2020)	57	53
Additional paid-in capital	432,356	383,597
Accumulated deficit	(394,584)	(374,668)
Total stockholders’ equity	37,829	8,982
Total liabilities and stockholders’ equity	$64,918	$98,493
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
License revenue	$1,641	$453	$1,641	$1,359

Operating expenses:
Research and development	9,473	7,548	28,737	26,123
General and administrative	3,884	3,644	11,588	10,511
Total operating expenses	13,357	11,192	40,325	36,634
Loss from operations	(11,716)	(10,739)	(38,684)	(35,275)
Other income (expense):
Change in fair value of warrants	8,382	10,767	19,753	11,770
Interest expense, net	(290)	(377)	(851)	(1,001)
Other income (expense)	2	(4,206)	(134)	(4,223)
Total other income (expense)	8,094	6,184	18,768	6,546
Net loss	$(3,622)	$(4,555)	$(19,916)	$(28,729)

Comprehensive loss	$(3,622)	$(4,555)	$(19,916)	$(28,729)

Net loss per share:
Basic	$(0.05)	$(0.08)	$(0.29)	$(0.76)
Diluted	$(0.05)	$(0.26)	$(0.54)	$(1.01)
Weighted average number of shares used in computing net loss per share:
Basic	69,807	55,492	67,998	37,657
Diluted	69,807	61,130	70,616	39,550
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(In thousands)

			Preferred	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	53,019	$53	$—	$383,597	$(374,668)	$8,982
Issuance of common stock, net	1,301	1	—	3,978	—	3,979
Stock-based compensation expense	—	—	—	580	—	580
Issuance of warrants	—	—	—	120	—	120
Issuance of common stock under employee benefit plans	49	—	—	84	—	84
Net loss	—	—	—	—	(11,983)	(11,983)
Balance at March 31, 2021	54,369	54	—	388,359	(386,651)	1,762
Issuance of common stock, net	2,500	3	—	5,512	—	5,515
Stock-based compensation expense	—	—	—	1,014	—	1,014
Issuance of common stock under employee benefit plans	145	—	—	75	—	75
Net loss	—	—	—	—	(4,311)	(4,311)
Balance at June 30, 2021	57,014	57	—	394,960	(390,962)	4,055
Issuance of common stock, net	198	—	—	397	—	397
Stock-based compensation expense	—	—	—	1,030	—	1,030
Reclassification of 2020 Warrants	—	—	—	35,967	—	35,967
Issuance of common stock under employee benefit plans	13	—	—	2	—	2
Net loss	—	—	—	—	(3,622)	(3,622)
Balance at September 30, 2021	57,225	$57	$—	$432,356	$(394,584)	$37,829

			Preferred	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,453	$27	$701	$355,268	$(330,954)	$25,042
Issuance of common stock, net	187	1	—	439	—	440
Stock-based compensation expense	—	—	—	384	—	384
Issuance of common stock under employee benefit plans	4	—	—	—	—	—
Net loss	—	—	—	—	(12,853)	(12,853)
Balance at March 31, 2020	27,644	28	701	356,091	(343,807)	13,013
Issuance of common stock, net	2,287	2	—	5,797	—	5,799
Stock-based compensation	—	—	—	486	—	486
Issuance of common stock under employee benefit plans	33	—	—	60	—	60
Net loss	—	—	—	—	(11,321)	(11,321)
Balance at June 30, 2020	29,964	30	701	362,434	(355,128)	8,037
Issuance of common stock, net	21,391	22	—	16,162	—	16,184
Conversion of preferred stock to common stock	205	—	(701)	701	—	—
Stock-based compensation expense	—	—	—	533	—	533
Issuance of common stock under employee benefit plans	4	—	—	6	—	6
Net loss	—	—	—	—	(4,555)	(4,555)
Balance at September 30, 2020	51,564	$52	$—	$379,836	$(359,683)	$20,205
See accompanying notes to the condensed consolidated financial statements.

Genocea Biosciences, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30
	2021	2020
Operating activities
Net loss	$(19,916)	$(28,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(19,753)	(11,770)
Stock-based compensation	2,624	1,403
Depreciation and amortization	1,149	867
Non-cash interest expense	378	336
Allocation of proceeds to transaction expenses	—	4,219
Other	101	97
Changes in operating assets and liabilities	1,152	1,568
Net cash used in operating activities	(34,265)	(32,009)
Investing activities
Purchases of property and equipment	(2,353)	(1,214)
Proceeds from sale of equipment	65	26
Net cash used in investing activities	(2,288)	(1,188)
Financing activities
Repayment of long-term debt	(13,960)	—
Proceeds from long-term debt	10,000	—
Proceeds from issuance of common stock, net	9,891	80,740
Payment of deferred financing costs	(289)	—
Proceeds from issuance of common stock under employee benefit plans	161	66
Debt prepayment costs	(88)	—
Payments on finance lease	(23)	(111)
Net cash provided by financing activities	5,692	80,695
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,861)	47,498
Cash, cash equivalents and restricted cash at beginning of period	80,400	40,758
Cash, cash equivalents and restricted cash at end of period	$49,539	$88,256
Non-cash financing activities and supplemental cash flow information
Property and equipment included in accounts payable and accrued expenses	$486	$181
Right-of-use asset obtained in exchange for lease liabilities	$—	$5,931
Cash paid in connection with operating lease liabilities	$2,156	$1,800
Cash paid for interest	$432	$787
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
The Company regularly evaluates whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. The Company had available cash and cash equivalents of $48.9 million at September 30, 2021. As of September 30, 2021, Genocea had an accumulated deficit of $394.6 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates.
In addition, the Company had a loss from operations of $38.7 million and cash used in operating activities of $34.3 million for the nine months ended September 30, 2021. These factors, combined with the Company's forecast of cash required to fund operations for a period of at least one year from the date of issuance of these condensed consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company beyond one year from the date of issuance of these condensed consolidated financial statements is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to raise additional funds when needed, it may be required to implement cost reduction strategies, including ceasing development of GEN-011 or other research programs and activities, including the Inhibigens and COVID-19 programs. Genocea expects to finance its cash needs through a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of the Lincoln Park Capital (“LPC”) purchase agreement and the at-the-market (“ATM”) equity offering program with Cowen and Company, LLC ("Cowen"). Although management plans to pursue additional funding, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, or at all.
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
Recent accounting pronouncements
In May 2021, the FASB issued a new standard that clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company will adopt this standard on January 1, 2022.
3. Revenue
In May 2020, Genocea entered into a material transfer agreement (the “MTA”) with Shionogi & Co., Ltd. (“Shionogi”) pursuant to which the Company agreed to transfer certain herpes simplex type 2 ("HSV-2") antigens from its GEN-003 program to Shionogi to evaluate the potential development of a novel HSV-2 vaccine. In connection with the agreement, Genocea provided Shionogi with an option to negotiate an exclusive development and commercialization license for the HSV-2 antigens prior to the expiration of the MTA. Under the terms of the MTA, Shionogi paid the Company a total of $3.0 million in non-refundable, creditable (with respect to the up-front fee pursuant to a development and commercialization agreement) fees.
Genocea evaluated the promised goods and services within the MTA and determined those which represented separate performance obligations. As a result, the Company concluded there were two separate performance obligations at the inception of the MTA: (i) a combined performance obligation consisting of a limited use research license and the delivery of the initial antigen materials and (ii) the right to negotiate a license prior to expiration of the MTA. The Company determined that the exclusive limited use research license and the delivery of the initial antigen materials should be combined as they are not capable of being distinct. A third party would not be able to provide the initial antigen materials as it contains Genocea’s proprietary intellectual property, and Shionogi could not benefit from the research license without the initial antigen materials. The Company determined that the option to negotiate the development and commercialization agreement prior to the expiration of the MTA was a material right. The $3.0 million fee associated with the MTA was creditable against the upfront fee for the development and commercialization agreement and represented a discount that would otherwise not be available to the customer without entering into the MTA.
Genocea estimated the standalone selling price of the initial antigen materials based on the expected cost plus a margin approach. The Company developed its standalone selling price for the material right by applying a probability-weighted likelihood that Shionogi will exercise its option to license the HSV-2 assets.
During both the three and nine months ended September 30, 2021, the Company recorded license revenue of $1.6 million associated with the expiration of the material right due to the termination of the MTA. During the three and nine months ended September 30, 2020, the Company recorded license revenue of $0.5 million and $1.4 million, respectively, related to the MTA with Shionogi.
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
The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Assets
Cash equivalents	$33,672	$33,672	$—	$—
Total assets	$33,672	$33,672	$—	$—

Liabilities
Warrant liabilities	$398	$—	$—	$398
Total liabilities	$398	$—	$—	$398

December 31, 2020
Assets
Cash equivalents	$76,866	$76,866	$—	$—
Total assets	$76,866	$76,866	$—	$—

Liabilities
Warrant liabilities	$56,118	$—	$—	$56,118
Total liabilities	$56,118	$—	$—	$56,118
The following table reflects the change in Genocea’s Level 3 warrant liabilities (in thousands):

Warrant Liabilities
Balance at December 31, 2020	$56,118
Change in fair value	(19,753)
Reclassification to equity	(35,967)
Balance at September 30, 2021	$398
As of September 30, 2021 and December 31, 2020, the carrying value of Genocea’s long-term debt approximated its fair value, as it reflected interest rates currently available to the Company.
5. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Research and development costs	$3,151	$2,592
Payroll and other headcount-related costs	2,639	2,779
Other current liabilities	1,071	1,973
Total	$6,861	$7,344
6. Commitments and contingencies
Operating leases
As of September 30, 2021, Genocea has a lease for two floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts through February 2025. Genocea has the option to extend the lease term for an additional five years, which was not included in the Company's right-of-use ("ROU") assets and associated lease liabilities as of September 30, 2021.

In January 2021, Genocea entered into a sublease agreement for one floor of lab and office space through June 2022, with an option for the sublessee to extend the sublease for an additional two months. After the initial option, which is at the sublessee’s sole discretion, the sublease agreement contains additional options for the Company and the sublessee to mutually extend the sublease for up to an additional eighteen months. As Genocea retained its obligations under the sublease, it will record the payments received under the sublease as a reduction of lease expense. For the three and nine months ended September 30, 2021, the Company recorded sublease income of $0.4 million and $1.1 million, respectively, as a reduction of lease expense.
For the three months ended September 30, 2021 and 2020, the Company recorded lease expense, net of sublease income, of $0.3 million and $0.7 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded lease expense, net of sublease income, of $0.9 million and $2.0 million, respectively.
The weighted average remaining lease term and weighted average discount rate of the Company's operating leases are as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	3.41	4.17
Weighted average discount rate	8.13%	8.12%
The following table summarizes the presentation of leases in the Company's condensed consolidated balance sheets (in thousands):

	Classification	September 30, 2021	December 31, 2020
Assets
Operating	Right-of-use assets	$7,901	$9,278
Finance	Right-of-use assets	—	30
Total lease assets		$7,901	$9,308

Liabilities
Current:
Operating	Lease liabilities	$2,281	$1,592
Finance	Lease liabilities	—	22
Non-current:
Operating	Lease liabilities, net of current portion	6,660	8,398
Total lease liabilities		$8,941	$10,012
The minimum lease payments related to the Company's operating leases as of September 30, 2021 were as follows (in thousands):

Remainder of 2021	$721
2022	2,943
2023	3,017
2024	3,092
2025	517
Total lease payments	10,290
Less: Imputed interest	(1,349)
Total	$8,941
At September 30, 2021 and December 31, 2020, the Company had an outstanding letter of credit of $0.6 million with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires in February 2025.
Contractual obligations
Genocea has entered into certain agreements with various universities, contract research organizations and contract manufacturing organizations, which generally include cancellation clauses.

Harvard University license agreement
Genocea has an exclusive license agreement with Harvard University (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to three patent families, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. Genocea is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of September 30, 2021, the Company has paid $0.4 million in aggregate milestone payments. Genocea is obligated under this license agreement to use commercially reasonable efforts to develop, market and sell licensed products in compliance with an agreed-upon development plan. In addition, the Company is obligated to achieve specified development milestones, and in the event Genocea is unable to meet its development milestones for any type of product or service, absent any reasonable proposed extension or amendment thereof, Harvard has the right, depending on the type of product or service, to terminate this agreement with respect to such products or to convert the license to a non-exclusive, non-sublicensable license with respect to such products and services.
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
The 2021 Term Loan will mature on September 1, 2023. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provides for interest-only payments until September 30, 2021. Thereafter, amortization payments will be payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest-only period through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million that will be amortized as a debt issuance cost over the expected term of the loan. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty four (24) months following the Closing Date, and 1.0% thereafter.
The 2021 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property.
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. As of September 30, 2021, the Company was in compliance with all covenants under the 2021 Loan Agreement.
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
As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings, net of unamortized debt issuance costs, of $9.9 million and $13.9 million, respectively. Interest expense was $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense was $0.9 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Future principal payments, including final payment charges, as of September 30, 2021 are as follows:

Principal Payments on Long-Term Debt
Remainder of 2021	$1,250
2022	5,000
2023	4,250
$10,500
8. Stockholders' equity
Effective June 24, 2021, the Company increased the number of authorized shares of common stock from 170.0 million shares to 225.0 million shares.
At-the-market equity offering program
Genocea has an agreement with Cowen to establish an ATM equity offering program pursuant to which Cowen is able to offer and sell up to $50.0 million of the Company's common stock at prevailing market prices. In the nine months ended September 30, 2021, the Company sold approximately 4.0 million shares under the ATM and received net proceeds of $9.9 million, after deducting commissions. Cumulatively through September 30, 2021, the Company has sold an aggregate of approximately 6.9 million shares under the ATM and received $19.8 million in net proceeds. As of September 30, 2021, the Company had $29.7 million in gross proceeds remaining under the ATM.

Agreement with Lincoln Park Capital
Genocea has a purchase agreement with LPC pursuant to which, for a period of 30 months beginning in October 2019, the Company has the right, at its sole discretion, to sell up to $30.0 million of the Company's common stock to LPC based on prevailing market prices of its common stock at the time of each sale. The purchase agreement limits the Company's sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits the Company from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company's common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Company's common stock. As of September 30, 2021, the Company had $24.0 million remaining under its agreement with LPC.
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
9. Warrants
As of September 30, 2021, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding (shares in thousands):

	Shares	Exercise Price	Expiration Date	Classification
Hercules Warrant	41	$6.80	Q2 2023	Equity
2018 Warrants	3,617	$9.60	Q1 2023	Liability
2019 Warrants	933	$4.52	Q1 2024	Equity
2019 Pre-Funded Warrants	531	$0.08	Q1 2039	Equity
2020 Warrants	33,613	$2.25	Q3 2024	Equity
2020 Pre-Funded Warrants	12,223	$0.01	N/A	Equity
SVB Warrant	43	$3.45	Q1 2026	Equity
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

As a result, the Company determined that the 2018 Warrants should be liability-classified. As the 2018 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. Genocea initially recorded the 2018 Warrants at their estimated fair value of $18.2 million. In connection with the Company's remeasurement of the 2018 Warrants to fair value, it recorded income of $0.7 million and expense of $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and income of $1.3 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. The fair value of the warrant liability related to the 2018 Warrants was $0.4 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2018 Warrants as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021	December 31, 2020
Stock price	$1.92	$2.42
Volatility	50.0% - 94.7%	50.0% - 101.5%
Remaining term (in years)	1.3	2.0
Expected dividend yield	—%	—%
Risk-free rate	0.15%	0.13%
Acquisition event probability	18.0%	25.0%
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
The holders of the 2020 Warrants were entitled to down-round protection through July 24, 2021. The Company was required to obtain shareholder approval for the adjustment to the exercise price as a result of any common stock issuance at a price per share less than $2.25, which resulted in the 2020 Warrants being liability-classified for the period from issuance through July 24, 2021. While the 2020 Warrants were liability-classified, the Company remeasured the fair value at each reporting date. Genocea initially recorded the 2020 Warrants at their estimated fair value of $62.5 million. In connection with the Company's remeasurement of the 2020 Warrants to fair value, the Company recorded income of $7.7 million and $18.5 million for the three and nine months ended September 30, 2021, respectively, and income of $11.1 million for both the three and nine months ended September 30, 2020. The fair value of the warrant liability related to the 2020 Warrants was $54.5 million as of December 31, 2020. At the expiration of the down-round protection feature on July 25, 2021, the 2020 Warrants were remeasured to their fair value of $36.0 million and subsequently reclassified to equity.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2020 Warrants as of July 25, 2021 and December 31, 2020, respectively:

	July 25, 2021	December 31, 2020
Stock price	$2.04	$2.42
Volatility	96.2%	119.1%
Remaining term (in years)	3.0	3.6
Expected dividend yield	—	—
Risk-free rate	0.38%	0.22%
Acquisition event probability	35.0%	40.0%
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

10. Employee benefit plans
Genocea grants equity awards in the form of stock options and restricted stock units (“RSUs”) to employees and directors of, and consultants and advisors to, the Company through its Amended and Restated 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"). As of September 30, 2021, there were approximately 0.6 million shares remaining for future grants under the 2014 Equity Incentive Plan.
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
Determining the fair value of market-based RSUs
The Company measures the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The Monte Carlo simulation requires the input of assumptions, including the Company's stock price, the volatility of its stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers the Company's probability of being acquired within the term of the market-based RSUs, as an acquisition event can potentially impact the vesting. The Company uses its own trading history to calculate the expected volatility of the market-based RSUs granted. The risk-free rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected term assumed at the grant date.
The following table details the assumptions used in the Monte Carlo simulation model used to estimate the fair value of the market-based RSUs granted during the nine months ended September 30, 2021:

Nine Months Ended September 30
2021
Stock price	$3.01
Volatility	97.65%
Remaining term (in years)	2.8
Risk-free rate	0.29%
Acquisition event probability	33.0%
Stock-based compensation expense
Total stock-based compensation expense recognized for stock options and RSUs was as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Research and development	$416	$222	$1,099	$600
General and administrative	614	311	1,525	803
Total	$1,030	$533	$2,624	$1,403
Stock options
The following table summarizes stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,329	$7.05		$505
Granted	1,855	$2.91
Exercised	(40)	$2.19
Forfeited/cancelled	(241)	$6.41
Outstanding at September 30, 2021	3,903	$5.18	8.1	$143
Exercisable at September 30, 2021	1,383	$9.36	7.0	$48

RSUs
The following table summarizes RSU activity (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	550	$2.13
Granted(1)	1,996	$2.52
Vested	(130)	$2.13
Forfeited/cancelled	(88)	$2.49
Outstanding at September 30, 2021	2,328	$2.45
    _________________________
1.The number granted represents the number of shares issuable upon vesting of service-based and market-based RSUs, assuming the Company achieves its corporate stock price metrics at the target achievement level.
Employee stock purchase plan
The 2014 Employee Stock Purchase Plan, as amended (the "ESPP"), issues shares of common stock to participating eligible employees during two six-month offering periods each year. As of September 30, 2021, there were approximately 0.1 million shares remaining for future issuance under the ESPP.
11. Net loss per share
Basic and diluted net loss per share were calculated as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Numerator
Net loss	$(3,622)	$(4,555)	$(19,916)	$(28,729)
Less: Change in fair value of 2020 Warrants(1)	—	11,092	18,488	11,092
Adjusted net loss	$(3,622)	$(15,647)	$(38,404)	$(39,821)

Denominator
Weighted average common stock outstanding – basic	69,807	55,492	67,998	37,657
Dilutive effect of common stock issuable from assumed exercise of warrants(1)	—	5,638	2,618	1,893
Weighted average common stock outstanding – diluted	69,807	61,130	70,616	39,550

Net loss per share
Basic	$(0.05)	$(0.08)	$(0.29)	$(0.76)
Diluted	$(0.05)	$(0.26)	$(0.54)	$(1.01)
    _________________________
1.The 2020 Warrants have been included in the calculation of diluted net loss per share for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020 as the warrants were in-the-money during those periods and were liability-classified for the period from issuance through July 24, 2021.
The Company used the treasury stock method to determine the number of dilutive shares. The following potential common shares were excluded from the calculation of net loss per share due to their anti-dilutive effect for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30
	2021	2020
Warrants	4,627	4,591
Stock options	3,903	2,385
RSUs	2,328	545
Total	10,858	7,521

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
•the availability and timing of additional financing;
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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management's discussion and analysis of our financial condition and results of operations should be read together with our 2020 10-K and our unaudited condensed consolidated financial statements and accompanying notes and other disclosures included in this Quarterly Report on Form 10-Q.
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
Intellectual property
Our ATLAS and immuno-oncology intellectual property portfolio comprises nine patent families and one additional potential patent family, all but one of which are wholly owned by us. The first patent family, in-licensed from Harvard University, is directed to one arm of the ATLAS method for identifying antigens. This patent family is comprised of issued United States ("U.S.") patents, with patent terms ranging from 2027 to 2031, as well as granted foreign patents. The second family is directed to expanded ATLAS methods for identifying antigens, as currently practiced by us. This family is comprised of issued U.S. patents, with patent terms ranging from 2029 to 2030, as well as granted foreign patents and pending U.S. and foreign applications. The third family is directed to ATLAS-based methods for selecting or deselecting Inhibigens and stimulatory antigens, cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family is comprised of an issued U.S. patent with a patent term to 2038, pending applications in eleven foreign jurisdictions, and a pending U.S. application. Additional patents issuing from these applications are expected to have patent terms until at least 2038. The fourth, fifth and sixth families are directed to various methods using ATLAS-identified antigens. These families comprise pending U.S. and foreign applications. Patents issuing from these applications are expected to have patent terms until at least 2039. The three further families and one additional potential family currently comprise Patent Cooperation Treaty ("PCT") applications or a U.S. provisional application and are directed to further methods using ATLAS-identified antigens, to dose regimens for GEN-009, and to our cell-based therapy GEN-011.

Immuno-oncology programs
GEN-011
We believe that GEN-011 represents a new category of adoptive T cell therapy for solid tumors, neoantigen-targeted peripheral T cells ("NPTs"). The first neoantigen-targeted T cell therapy to demonstrate clinical efficacy in patients with solid tumors is tumor-infiltrating lymphocyte ("TIL") therapy. TILs consist of a subset of lymphocytes that have invaded a tumor but, importantly, are not all necessarily specific for tumor antigens. TIL therapy requires a fresh, uncontaminated, viable tumor resection from each patient, from which TILs will be obtained. These TILs are then non-specifically expanded ex vivo in the presence of high dose interleukin-2 ("IL-2") and infused into that same patient, who has undergone lymphodepletion preconditioning, followed by high dose IL-2 treatment. In certain patients with solid tumors resistant to CPI therapy, TIL therapy has resulted in durable clinical responses.
GEN-011 differs from TIL therapy in two critical ways. First, we use ATLAS to design the product to be highly specific for the antigens of anti-tumor T cell responses. Second, we rely on T cells extracted from peripheral blood, which are readily available and we believe have greater potential for proliferation and activity than TILs. We believe these differences may result in GEN-011, if approved, offering efficacy, patient accessibility and cost advantages over other neoantigen-targeting solid tumor adoptive T cell therapies.
The potential efficacy advantages derive from the following product features:
•Targeting up to 30 tumor-specific antigens simultaneously to limit tumor escape, with minimal bystander, non-tumor-specific T cells;
•Avoiding T cells specific for Inhibigens that may be detrimental to clinical response;
•Including both CD4+ and CD8+ tumor antigen-specific T cells; and
•Using peripheral blood-derived T cells, which are believed to have potential for superior activity and persistence.
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
•Highly neoantigen-specific (up to 96% neoantigen-specific, with activity against 89% of target neoantigens on average);
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
The TiTAN trial’s objectives are safety, clinical activity including overall response rate and duration of response, and GEN-011’s proliferation and persistence as well as tumor T cell penetration. We expect to have initial data from a small subset of patients in the first quarter or early in the second quarter of 2022. However, patient accrual to clinical trials and subsequent dosing and trial participation are dependent upon both patient choice and health, and investigator decisions. Predictions of data availability and release of results may be affected by individual patient events among other factors.

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
Other research activities
In addition to our two clinical programs, we are conducting research in several areas:
•Exploring the potential for novel antigens of protective T cell responses to SARS-CoV-2, or COVID-19, to provide effectiveness against multiple virus strains;
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
Financing and business operations
We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities and through debt financings. As of September 30, 2021, we had received an aggregate of $453.5 million in net proceeds from the issuance of equity securities, we had outstanding borrowings of $10.5 million, and our cash and cash equivalents were $48.9 million.
Since inception, we have incurred significant operating losses. We expect to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to generate significant revenue to achieve profitability, and we may never do so.
In January 2021, we entered into a sublease agreement for one floor of lab and office space through June 2022, with an option for the sublessee to extend the sublease for an additional two months. After the initial option, which is at the sublessee’s sole discretion, the sublease agreement contains additional options for us and the sublessee to mutually extend the sublease for up to an additional eighteen months. As we retained our obligations under the sublease, we are recording the payments received from the sublease as a reduction of lease expense. Sublease income of $0.4 million and $1.1 million was recorded as a reduction of lease expense during the three and nine months ended September 30, 2021, respectively.
On February 18, 2021 (the "2021 Loan Closing Date"), we entered into a loan and security agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10.0 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay our borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules Capital, Inc. (“Hercules”), paying off all obligations owing under, and extinguishing, the previous loan and security agreement with Hercules on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes. The 2021 Term Loan is subject to a final payment charge of $0.5 million that will be amortized as a debt issuance cost over the expected term of the loan.
We have an agreement with Cowen and Company, LLC ("Cowen") to establish an at-the-market (“ATM”) equity offering program pursuant to which Cowen is able to offer and sell up to $50.0 million of our common stock at prevailing market prices. In the nine months ended September 30, 2021, we sold approximately 4.0 million shares under our ATM and received net proceeds of $9.9 million, after deducting commissions. Through September 30, 2021, we have sold an aggregate of approximately 6.9 million shares under our ATM and received $19.8 million in net proceeds. As of September 30, 2021, we had $29.7 million in gross proceeds remaining under our ATM.
We have a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which, for a period of 30 months beginning in October 2019, we have the right, at our sole discretion, to sell up to $30.0 million of our common stock to LPC based on prevailing market prices of our common stock at the time of each sale. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. As of September 30, 2021, we had $24.0 million remaining under our agreement with LPC.
As reflected in our condensed consolidated financial statements, we used cash of $34.3 million to fund operating activities during the nine months ended September 30, 2021 and had $48.9 million available in cash and cash equivalents at September 30, 2021. In addition, we had an accumulated deficit of $394.6 million and anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Until such time, if ever, as we attempt to generate substantial product revenue and achieve profitability, we expect to finance our cash needs through a combination of equity offerings and strategic transactions, and other sources of funding. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-011 or other corporate programs and activities, including our Inhibigens and COVID-19 programs. We expect that our available cash and cash equivalents at September 30, 2021 should be sufficient to fund operations into the third quarter of 2022.

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
Financial Overview
Revenues
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our license revenue in the three and nine months ended September 30, 2021 and 2020 was derived from a material transfer agreement (the “MTA”) with Shionogi & Co., Ltd. (“Shionogi”). In July 2021, Shionogi informed us that their studies under the MTA were successful and demonstrated that GEN-003 antigen vaccination was protective in animal models of genital herpes. However, due to a change in Shionogi’s corporate focus, Shionogi allowed its option to negotiate an exclusive development and commercialization license for the HSV-2 antigens prior to the expiration of the MTA to lapse. See Note 3. Revenue within the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
The following table summarizes research and development expenses for our product candidates for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Phase 1/2a programs	$6,526	$2,135	$19,777	$10,544
Discovery and pre-IND	1,496	3,722	4,960	11,075
Other research and development	1,451	1,691	4,000	4,504
Total research and development	$9,473	$7,548	$28,737	$26,123
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
Other income (expense)
Other income (expense) consists of the change in the fair value of the warrant liability, transaction expenses, interest expense, net of interest income, gains and losses on the sale and disposal of assets, and gains and losses on foreign currency.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies have not changed from those described in the 2020 10-K.

Results of Operations
Comparison of the three and nine months ended September 30, 2021 and 2020
License revenue

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
License revenue	$1,641	$453	$1,641	$1,359
License revenue increased $1.2 million in three months ended September 30, 2021, as compared to the three months ended September 30, 2021, and increased $0.3 million in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in both periods relates to revenue recognized in connection with the expiration of the MTA with Shionogi during the three and nine months ended September 30, 2021.
Research and development expenses

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
Research and development	$9,473	$7,548	$28,737	$26,123
Research and development expenses increased $1.9 million in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was largely due to higher manufacturing and clinical costs of $1.3 million and higher headcount and headcount-related costs of $0.7 million.
Research and development expenses increased $2.6 million in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was largely due to higher headcount and headcount-related costs of $2.1 million and higher manufacturing and clinical costs of $0.6 million.
General and administrative expenses

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
General and administrative	$3,884	$3,644	$11,588	$10,511
General and administrative expenses increased $0.2 million in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase was primarily due to higher headcount and headcount-related costs of $0.6 million, partially offset by lower facilities costs, net of sublease income, of $0.6 million.
General and administrative expenses increased $1.1 million in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily due to higher headcount and headcount-related costs of $1.9 million, increased professional services fees of $0.4 million and higher depreciation expense of $0.3 million, partially offset by lower facilities costs, net of sublease income, of $1.8 million.
Change in fair value of warrants

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
Change in fair value of warrants	$8,382	$10,767	$19,753	$11,770
Change in fair value of warrants reflects the non-cash change in the fair value of our liability-classified warrants, which were recorded at their fair value on the date of issuance and are remeasured at the end of each reporting period. The fair value of our warrant liabilities is determined using a Monte Carlo simulation. See Note 9. Warrants for the assumptions and methodologies used in calculating the estimated fair value. At the expiration of the down-round protection feature on July 25, 2021, the 2020 Warrants were remeasured to their fair value and subsequently reclassified to equity. The increase in both the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020, was primarily due to the July 2020 issuance of liability-classified warrants for 33.6 million shares of our common stock in connection with our 2020 private placement.

Interest expense, net

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
Interest expense, net	$(290)	$(377)	$(851)	$(1,001)
Interest expense, net, consists primarily of interest expense on our long-term debt facilities, partially offset by interest earned on our cash equivalents.
Other income (expense)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
Other income (expense)	$2	$(4,206)	$(134)	$(4,223)
Other expense during the nine months ended September 30, 2021 consists primarily of debt prepayment and extinguishment costs. Other expense during the three and nine months ended September 30, 2020 consists primarily of transaction costs incurred in connection with our 2020 private placement.
Liquidity and Capital Resources
Overview
Since our inception in 2006, we have funded operations primarily through proceeds from issuances of common stock and long-term debt.
As of September 30, 2021, we had $48.9 million in cash and cash equivalents.
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
On the 2021 Loan Closing Date, we entered into the 2021 Loan Agreement with SVB for the $10.0 million 2021 Term Loan. $9.0 million of the proceeds from the 2021 Term Loan were used to repay our borrowings that were outstanding at the 2021 Loan Closing Date under the Hercules Loan Agreement, paying off all obligations owing under, and extinguishing, the Hercules Loan Agreement, on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes. The 2021 Term Loan is subject to a final payment charge of $0.5 million that will be amortized as a debt issuance cost over the expected term of the loan.
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. As of September 30, 2021, we were in compliance with all covenants under the 2021 Loan Agreement.
The 2021 Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding. We have determined that the risk of subjective acceleration under the material adverse effects clause was remote and therefore has classified the long-term portion of the outstanding principal in non-current liabilities.
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future.
We have an agreement with Cowen to establish an ATM equity offering program pursuant to which Cowen is able to offer and sell up to $50.0 million of our common stock at prevailing market prices. In the nine months ended September 30, 2021, we sold approximately 4.0 million shares under our ATM and received net proceeds of $9.9 million, after deducting commissions. Cumulatively through September 30, 2021, we have sold an aggregate of approximately 6.9 million shares under the ATM and received $19.8 million in net proceeds. As of September 30, 2021, we had $29.7 million in gross proceeds remaining under the ATM.

We have a purchase agreement with LPC pursuant to which, for a period of 30 months beginning in October 2019, we have the right, at our sole discretion, to sell up to $30.0 million of our common stock to LPC based on prevailing market prices of our common stock at the time of each sale. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. As of September 30, 2021, we had $24.0 million remaining under our agreement with LPC.
Cash flows from operating activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items, changes in working capital and changes in certain other balance sheet accounts. Cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $34.3 million and $32.0 million, respectively. Cash used in operating activities for the nine months ended September 30, 2021 increased by $2.3 million when compared to the nine months ended September 30, 2020. This increase was primarily due to increased research and development expenses for GEN-011 and growth of our corporate infrastructure.
Cash flows from investing activities
Investing activities used $2.3 million and $1.2 million of cash in nine months ended September 30, 2021 and 2020, respectively. Cash used by investing activities was primarily for purchases of property and equipment in both of the nine months ended September 30, 2021 and 2020.
Cash flows from financing activities
Financing activities provided $5.7 million and $80.7 million of cash in the nine months ended September 30, 2021 and 2020, respectively. In the nine months ended September 30, 2021, we repaid $14.0 million in long-term debt and paid deferred financing charges of $0.3 million, partially offset by the issuance of long-term debt for proceeds of $10.0 million and the issuance of shares of our common stock under our ATM for net proceeds of $9.9 million. In the nine months ended September 30, 2020, the 2020 private placement generated net proceeds of $74.5 million, we issued shares of common stock to LPC for net proceeds of $3.5 million, and we issued shares of common stock under our ATM for net proceeds of $2.7 million.
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
We expect that our cash and cash equivalents as of September 30, 2021 of $48.9 million should be sufficient to fund operations into the third quarter of 2022. These funds may not be sufficient to fund operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of the condensed consolidated financial statements is dependent on our ability to raise additional capital to finance its operations. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-011 or other research programs and activities, including our Inhibigens and COVID-19 programs. We expect to finance our cash needs through a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of our purchase agreement with LPC and our ATM equity offering program with Cowen. We expect that our operating plan, which includes these funding sources, extends operations to the end of 2022. Although we plan to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.
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
•the availability and timing of additional financing;
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
Item 3.        Quantitative and Qualitative Disclosures about Market Risk
We had cash and cash equivalents of $48.9 million as of September 30, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2021.
Item 4.        Controls and Procedures
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
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We had available cash and cash equivalents as of September 30, 2021 of $48.9 million. As of September 30, 2021, we had an accumulated deficit of $394.6 million and anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we had a loss from operations of $38.7 million and cash used in operating activities of $34.3 million for the nine months ended September 30, 2021. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these condensed consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-011 or other research programs and activities, including our Inhibigens and COVID-19 programs. We expect to finance our cash needs through a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of the Lincoln Park Capital purchase agreement and the at-the-market equity offering program with Cowen and Company, LLC. We expect that our operating plan, which includes these funding sources, extends operations to the end of 2022. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all.
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

Genocea Biosciences, Inc.

Date: October 28, 2021	By:	/s/ DIANTHA DUVALL
Diantha Duvall
Chief Financial Officer
(Principal Financial and Accounting Officer)