Form 10-K
period 2021-12-31
GENOCEA BIOSCIENCES, INC.
filed 2022-03-18
CIK 1457612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
The aggregate market value of the registrant's common stock held by non-affiliates on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was: $108,805,512.
The number of shares outstanding of the registrant’s common stock as of March 15, 2022 was 58,733,759.
Portions of the Registrant’s definitive proxy statement related to its 2022 annual meeting of stockholders to be filed subsequently are incorporated by reference into Part III of this report.

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
•our estimates regarding the timing and costs of manufacturing GEN-011 for our clinical trial;
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
•the effect of the novel coronavirus ("COVID-19") pandemic on the economy generally and on our business and operations specifically, including our research and development efforts, our clinical trials and our employees, and the potential disruptions in supply chains and to our third-party manufacturers, including the availability of materials and equipment, as well as the response of our company and governments to COVID-19, including the associated containment, remediation and vaccination efforts;
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

SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Item 1A “Risk Factors”. These risks include, but are not limited to the following:
•We require additional financing to execute our operating plan and continue to operate as a going concern.
•We are substantially dependent on the success of the clinical development of GEN-011. Any failure to successfully develop or commercialize the GEN-011 T cell therapy, or any significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.
•Because our active product candidates are in an early stage of clinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.
•If we do not obtain regulatory approval for our current and future product candidates, our business will be adversely affected.
•Interim, “topline”, and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
•We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
•Our product candidates, GEN-011 and GEN-009, and our future potential product candidates arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for cellular therapies, vaccines, immunotherapies and medical treatments.
•Our product candidates are uniquely manufactured for each patient and we may encounter difficulties in manufacturing and scaling our manufacturing capabilities. If we or any of the third-party manufacturers with whom we contract encounter these types of difficulties, our ability to provide our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure. Some of our third-party manufacturers are located outside the U.S., and we may encounter disruption in clinical material supplies due to logistics, as well as risk of adverse regulatory action due to local regulatory oversight.
•We rely on third parties to conduct technical development, nonclinical studies and clinical trials for our product candidates, including GEN-011 and GEN-009, and any other future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
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

•Provisions in our charter documents and under Delaware law have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and could prevent attempts by our stockholders to replace or remove our current management.

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
GEN-011 is an investigational next-generation solid tumor cell therapy candidate comprised of CD4+ and CD8+ neoantigen-targeted peripheral T cells ("NPTs") which are specific for up to 30 antigens, designed to limit tumor escape. GEN-011 is comprised of T cells extracted from the patient’s peripheral blood and specific for ATLAS-prioritized neoantigens. NPTs have minimal bystander, non-tumor-specific cells, and are designed to be devoid of Inhibigen-specific cells which may be detrimental to clinical response. GEN-011 has the potential to be differentiated from other cell therapies because of the breadth of surface-presented neoantigens it targets and the ease of manufacturing tumor-relevant T cells extracted from readily accessible peripheral blood. TiTAN is an open-label, multi-center Phase 1/2a trial evaluating the safety, tolerability, T cell persistence and proliferation, and clinical efficacy of GEN-011. The TiTAN clinical trial is testing two dosing regimens. Initial data from the TiTAN trial is expected during the American Association for Cancer Research (“AACR”) Annual Meeting 2022 to be held from April 8 - 13, 2022.
GEN-009 is an investigational neoantigen vaccine delivering adjuvanted synthetic long peptides from ATLAS-identified neoantigens. We reported long-term immunogenicity and clinical response data from our GEN-009 neoantigen vaccine Phase 1 clinical trial in November 2021, and we continue to monitor patients to further evaluate these efficacy signals.
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

We believe ATLAS has the potential to be a key tool in optimizing antigen selection for therapies across a number of diseases beyond cancer. We have previously demonstrated its effectiveness in identifying novel protective antigens for infectious disease therapies. In addition, while we believe Inhibigens should be avoided in cancer immunotherapies, they could prove to be beneficial in other therapies such as treatment of autoimmune disease.
Intellectual property
Our ATLAS and immuno-oncology intellectual property portfolio comprises nine patent families and two additional potential patent families, all but one of which are wholly owned by us. The first patent family, in-licensed from the President and Fellows of Harvard College ("Harvard"), is directed to one arm of the ATLAS method for identifying antigens. This patent family is comprised of issued United States ("U.S.") patents, with patent terms ranging from 2027 to 2031, as well as granted foreign patents. The second family is directed to expanded ATLAS methods for identifying antigens, as currently practiced by us. This family is comprised of issued U.S. patents, with patent terms ranging from 2029 to 2030, as well as granted foreign patents and pending U.S. and foreign applications. The third family is directed to ATLAS-based methods for selecting or deselecting Inhibigens and stimulatory antigens, cancer diagnosis, prognosis and patient selection, as well as related compositions. This patent family is comprised of an issued U.S. patent with a patent term to 2038, pending applications in eleven foreign jurisdictions, and a pending U.S. application. Additional patents issuing from these applications are expected to have patent terms until at least 2038. The fourth, fifth and sixth families are directed to various methods using ATLAS-identified antigens. These families comprise pending U.S. and foreign applications. Patents issuing from these applications are expected to have patent terms until at least 2039. The three further families and two additional potential families currently comprise a pending U.S. patent application, Patent Cooperation Treaty ("PCT") applications, or U.S. provisional applications and are directed to further methods using ATLAS-identified antigens, to dose regimens for GEN-009, and to our cell-based therapy GEN-011.
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
We believe that GEN-011, if approved, may offer efficacy, patient accessibility and cost advantages over other neoantigen-targeting solid tumor adoptive T cell therapies.

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
•GEN-011 can treat any patient, while some adoptive T cell therapies engineer T cells for applicability to certain human leukocyte antigen types and specific tumor-associated antigens, often limiting their clinical utility to certain subsets of western Caucasians with tumors that express specific targets; and
•The GEN-011 cell expansion process does not require T cell receptor ("TCR") vector design or transduction.
We are conducting the TiTAN trial, treating patients with GEN-011 as monotherapy for tumors that have not achieved an adequate response after CPI therapy. Our target indications include melanoma, non-small cell lung cancer, small cell lung cancer, squamous cell carcinoma of the head and neck, urothelial carcinoma, renal cell carcinoma, cutaneous squamous cell carcinoma, and anal squamous cell carcinoma. In the second quarter of 2021, we dosed the first patient in the study.
The TiTAN trial contains two patient cohorts:
•Cohort A patients receive multiple fractional doses of GEN-011 without lymphodepletion followed by an intermediate dose of daily IL-2 to maximize the tumor-killing potential of the infused cells with lower toxicity; and
•Cohort B patients receive one of two levels of intensifying pre-treatment lymphodepletion, a single administration of GEN-011 after lymphodepletion and then either an intermediate or high dose course of IL-2. Early clinical experience has suggested that NPTs may be more sensitive to cytokine stimulation, which could allow the use of lower doses of chemotherapy and IL-2 to obtain the same T cell proliferation. By optimizing dosing of the concomitant medications, we expect to be able to establish a preferred treatment regimen.
The TiTAN trial’s objectives are safety, clinical activity including overall response rate and duration of response, and GEN-011’s proliferation and persistence as well as T cell penetration into the tumor. Our manufacturing process for the TiTAN trial consists of ATLAS and PLANETTM. As of March 3, 2022, we had completed screening 23 patient samples with ATLAS in the TiTAN trial. On average in these samples, ATLAS had prioritized 12 neoantigens (range 0-43) and identified 16 Inhibigens (range 1-82) per patient. T cells specific for only the prioritized neoantigens (and therefore not the Inhibigens) were expanded in the PLANET process. Of the 17 patient samples that had entered the PLANET process, 100% had either successfully yielded a released drug product (14) or were in process (3). Of the 14 manufactured GEN-011 drug products, six had been administered to patients across both the multi-dose and single dose cohorts, with the remaining eight available for dosing upon patient need. We expect to have initial data from the first five patients at the AACR Annual Meeting 2022 from April 8 - 13, 2022. There are eight sites currently accruing patients, and we expect to dose patients throughout 2022. However, patient accrual to clinical trials and subsequent dosing and trial participation are dependent upon both patient choice and health, and investigator decisions. Predictions of data availability and release of results may be affected by individual patient events among other factors.
We believe our PLANET process also has some key advantages as it:
•Uses peripheral blood, potentially expanding accessible patient population;
•Has a robust process designed for reliable production; and
•Is a single-use technology for modularity and rapid scalability.

The following is a summary of our PLANET process:
GEN-009
GEN-009 is a neoantigen vaccine candidate delivering adjuvanted synthetic long peptides spanning ATLAS-identified anti-tumor neoantigens. The phase 1/2a clinical trial evaluating GEN-009 is currently collecting long-term data across a range of solid tumor types. Part A of the trial is assessing the monotherapy GEN-009 for safety, immunogenicity and ability to prevent disease relapse in certain cancer patients with no detectable tumor at the time of vaccination but with a risk of relapse. Part B of the trial is assessing the safety, immunogenicity and preliminary anti-tumor activity of GEN-009 in combination with CPI therapy in patients with advanced or metastatic tumors.
We have observed the following from our data, most recently presented at the Society for Immunotherapy of Cancer's ("SITC") Annual Meeting in November 2021:
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
•GEN-009 was well tolerated, with no dose-limiting toxicities observed; and
•Only two of the eight vaccinated patients have developed a recurrence of their targeted tumor, with up to 36 months of follow-up.
In Part B of the trial, we continue to evaluate immune responses and efficacy in two cohorts of patients, those who are checkpoint-sensitive and those who are checkpoint-resistant.
•In the checkpoint-sensitive cohort, we believe we have shown compelling signals of response.
◦Of the nine checkpoint-sensitive patients, four have independent RECIST criteria responses after administration of GEN-009 that appear to be attributable to GEN-009.
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
◦Of the seven patients, one patient achieved a partial response and two achieved prolonged disease stabilization lasting up to 12 months, longer than their prior duration of disease control.
We believe the GEN-009 data confirm the potential antigen selection advantages of ATLAS, the potential efficacy advantage of a personalized vaccine, and suggest a differentiating advantage for GEN-011.
Other research activities
In addition to our two clinical programs, we are conducting research in several areas, including:
•Exploring Inhibigen biology to gain a more comprehensive understanding, in collaboration with Dana-Farber Cancer Institute and the University of Minnesota;
•Further optimizing ATLAS;
•Identifying TCRs to ATLAS-identified shared neoantigens, in collaboration with the University of Minnesota;
•Exploring T cell responses to oncoviruses associated with certain cancers such as Epstein-Barr virus and human papilloma virus;
•Identifying shared antigen immunotherapies encompassing shared neoantigens and non-mutated tumor-associated antigens; and
•Exploring the potential for novel antigens of protective T cell responses to SARS-CoV-2 ("COVID-19") to provide effectiveness against multiple virus strains.
Since these other research activities are early stage, we cannot provide specific timelines for if, or when, these activities may result in new clinical candidates.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Although we believe that our proprietary patent portfolio and T cell cellular therapy and vaccine expertise provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies. Not only must we compete with other immuno-oncology companies but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.
There are several companies attempting to develop cellular therapies targeted towards neoantigens, either through transferring T cells that have been transduced with TCRs that recognize tumor antigens, or TILs, or T cells from the peripheral blood that have been expanded on multiple tumor-specific antigens. These include Achilles Therapeutics Ltd., Adaptimmune Therapeutics plc, BioNTech SE, F. Hoffmann-La Roche AG, Iovance Biotherapeutics Inc., Instil Bio, Inc., Lyell Immunopharma, Inc., Neogene Therapeutics, B.V., PACT Pharma Inc., and Ziopharm Oncology Inc. We believe that the ATLAS platform's true neoantigen selection will lead to better targeted and more effective cell therapy. However, there can be no assurance that one or more of these companies, or other companies, will not achieve similar or superior clinical results in the future as compared to GEN-011, or that our future clinical trials will be successful.
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
Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and greater experience in the discovery and development of product candidates, obtaining U.S. Food and Drug Administration ("FDA"), and other regulatory approvals of cellular therapies or vaccines and the commercialization of those cellular therapies or vaccines. Accordingly, our competitors may be more successful than us in obtaining regulatory approval for cellular therapies and vaccines and achieving widespread market acceptance. Our competitors’ cellular therapies or vaccines may be more effective, or more effectively marketed and sold, than any we may commercialize and may render our products obsolete or non-competitive.

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
We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any cellular therapies or vaccines that we develop and commercialize to compete based on, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition, and the availability of reimbursement from government and other third-party payors.
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
Intellectual Property
We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the cellular therapy and vaccine fields. We additionally rely on regulatory protection afforded through data exclusivity, market exclusivity, and patent term extensions where available. Still further, we utilize trademark protection for our company name, and expect to do so for products and/or services as they are marketed.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of cellular therapy and vaccine products. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the U.S., a patent’s term may be lengthened by patent term adjustment ("Patent Term Adjustment"), which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office ("U.S. PTO") in granting a patent, or may be shortened, if a patent is terminally disclaimed over an earlier-filed patent.
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

As of March 15, 2022, our ATLAS and immuno-oncology intellectual property portfolio comprises nine patent families and two additional potential patent families, all but one of which are wholly owned by us. The first patent family, in-licensed from Harvard, is directed to one arm of the ATLAS method for identifying antigens. This first patent family includes U.S. Patents 9,051,564, 9,920,314 and 10,662,423, and patents granted in Europe, Canada, and Australia. U.S. Patent 10,662,423 and the granted foreign patents in this family are expected to expire in February 2027. U.S. Patents 9,920,314 and 9,051,564 include Patent Term Adjustments and extend until June 2028 and December 2031, respectively. The second family is directed to expanded ATLAS methods for identifying antigens, as currently practiced by us. This second patent family includes U.S. Patents 8,313,894, 9,045,791, 9,873,870, 10,570,387 and 11,162,093, a pending U.S. patent application, granted patents in Europe, Canada, and Australia, and a pending application in Europe. The granted foreign patents in this family have a patent term until July 2029. U.S. Patents 8,313,894 and 9,045,791 have terms that include Patent Term Adjustments and extend until August 2030 and August 2029, respectively. U.S. Patents 9,873,870, 10,570,387 and 11,162,093 have terms that extend until July 2029. The third family is directed to ATLAS-based methods for selecting or deselecting Inhibigens and stimulatory antigens, cancer diagnosis, prognosis and patient selection, as well as related compositions. This third family currently comprises U.S. Patent 10,859,566 with a patent term until March 2038, pending applications in eleven foreign jurisdictions, and a pending U.S. application. The fourth, fifth and sixth families are directed to various methods using ATLAS-identified antigens. Each of these families comprises a pending U.S. patent application and foreign patent applications, claiming first priority to provisional applications filed in late 2018. The three further families currently comprise a pending U.S. patent application or Patent Cooperation Treaty ("PCT") applications, and are directed to further methods using ATLAS-identified antigens, to dose regimens for GEN-009, and to our cell-based therapy GEN-011.
The two potential patent families each comprise U.S. provisional applications filed in late 2021. These applications are directed to methods using ATLAS-identified antigens for auto-immune conditions and to improved methods relating to our cell-based therapy GEN-011.
License Agreements
Harvard
We have an exclusive license agreement with Harvard, granting us an exclusive, worldwide, royalty-bearing, sublicensable license to one patent family, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. We are also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of December 31, 2021, we have paid or accrued $0.3 million in aggregate milestone payments.
Upon commercialization of our products covered by the licensed patent rights or discovered using the licensed methods, we are obligated to pay Harvard royalties on the net sales of such products and services sold by us, our affiliates, and our sublicensees. This royalty varies depending on the type of product or service and is in the low single digits. The sales-based royalty due by our sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties we receive from such sublicensee, depending on the type of product. Based on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of ten years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third-party payments required to be made. In addition to the royalty payments, if we receive any additional consideration (cash or non-cash) under any sublicense, we must pay Harvard a percentage of the value of such consideration, excluding certain categories of consideration, varying from the low single digits up to the low double digits depending on the scope of the license that includes the sublicense.
This license agreement with Harvard will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. We may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement (i) in the event of a material breach by us that remains uncured; (ii) in the event of our insolvency, bankruptcy, or similar circumstances; or (iii) if we challenge the validity of any patents licensed to us.
Oncovir
We have a license and supply agreement with Oncovir, Inc. (“Oncovir”) under which Oncovir will manufacture and supply an immunomodulator and vaccine adjuvant, Hiltonol® (poly-ICLC) (“Hiltonol”), to us for use in connection with the research, development, use, sale, manufacture, commercialization and marketing of products combining Hiltonol with our technology (the “Combination Product”). Hiltonol is the adjuvant component of GEN-009, which will consist of synthetic long peptides of neoantigens identified using our proprietary ATLAS platform, formulated with Hiltonol.

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
Under this agreement, we are obligated to pay Oncovir low to mid six-figure milestone payments upon the achievement of certain clinical trial milestones for each Combination Product and the first marketing approval for each Combination Product in certain territories, as well as tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.
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
Government Regulation
We primarily operate in the United States ("U.S.") and conduct our clinical trials in the U.S. If we expand outside of this geographic area, other governmental regulations may become applicable. Biological products such as adoptive cell therapies and vaccines are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and the Public Health Service Act (“PHS Act”), and other federal, state, local and foreign statutes and regulations. Both the FD&C and PHS Acts and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. Clinical testing of biological products is subject to FDA review and authorization before initiation. In addition, FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory review and approval and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources, and we may not be able to obtain the required regulatory approvals.
U.S biological products development process
The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following process:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an Investigational New Drug Application ("IND") which must become effective before human clinical trials may begin and must be updated annually and when certain changes are made;
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
Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by the trial sponsor or under its control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events (“AEs”) should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.
Clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1.  The biological product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients who have the disease or condition the product is intended to treat.
•Phase 2.  The biological product is evaluated in a limited patient population with a specified disease or condition to identify possible AEs and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3.  Clinical studies are undertaken to further evaluate safety, purity, and potential of the biological product in an expanded patient population at geographically dispersed clinical trial sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product approval and product labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for BLA approval, but in disease settings where better therapies are urgently needed, including advanced malignancies, the FDA may accept smaller datasets with compelling efficacy as justification for accelerated approval. To date, cell therapies for malignancies, such as CAR-T, have been approved under accelerated approval.
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
U.S. review and approval processes
After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. The testing and approval processes require substantial time and effort, and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all, and for what indications will be approved, if any.
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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. For a cell or gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the GTP requirements. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria and deny approval. Data obtained from clinical trials are not always conclusive, and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
U.S. fraud and abuse, transparency and privacy laws
In the U.S., our business activities are subject to numerous other federal, state and local laws designed to, for example, prevent fraud and abuse; promote transparency in interactions with others in the healthcare industry; protect the privacy of individual information; ensure integrity of research or protect human subjects involved in research. These laws are enforced by various federal and state enforcement authorities, including but not limited to, the U.S. Department of Justice ("DOJ"), and individual U.S. Attorney offices within the DOJ, the U.S. Department of Health and Human Services (“HHS”), HHS’ various divisions, including but not limited to, the Centers for Medicare & Medicaid Services (“CMS”), the Office of Inspector General, the Office for Human Research Protections, and the Office of Research Integrity, and other state and local government agencies.
Although we currently have no products approved for commercial sale, we may be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws, for activities related to future sales of any of our product candidates that may in the future receive regulatory and marketing approval. Anti-kickback laws generally prohibit a pharmaceutical manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase, prescription or use of a particular drug. False claims laws generally prohibit anyone from knowingly and willingly presenting, or causing to be presented, any claims for payment for reimbursed drugs or services to third-party payors (including Medicare and Medicaid) that are false or fraudulent. Although the specific provisions of these laws vary, their scope is generally broad and there may not be regulations, guidance or court decisions that apply the laws to particular industry practices. There is therefore a possibility that our practices might be challenged under such laws.
Laws and regulations have also been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers with marketed products. The laws and regulations generally limit financial interactions between manufacturers and healthcare providers; require manufacturers to adopt certain compliance standards; require disclosure to the government and public of such interactions; regulate drug pricing and/or require the registration of pharmaceutical sales representatives. Many of these laws and regulations contain ambiguous requirements or require administrative guidance for implementation. Given the lack of clarity in laws and their implementation, any future activities (if we obtain approval and/or reimbursement from federal healthcare programs for our product candidates) could be subject to challenge.
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

If our operations are found to be in violation of any of the health regulatory laws described above, or any other laws that apply to us, we may be subject to penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations.
Reimbursement
The commercial success of any approved products will depend, in part, on the availability of coverage and adequate reimbursement for such products from third-party payors, such as government healthcare programs, private health insurers, and managed care organizations. These third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. The containment of healthcare costs has become a priority of federal and state governments and drug prices have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. In addition, there is significant uncertainty regarding the reimbursement status of newly approved healthcare products. Third-party payors are increasingly examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis. Further, we may have to offer discounts or rebates to purchasers before purchasers will agree to purchase our products or to third-party payors in order to obtain and maintain acceptable reimbursement levels and access for patients at copay levels that are reasonable and customary. We may also have to enter into value-based arrangements with such entities in which the amount ultimately paid for our products depends on the performance of our products, as measured by metrics such as patient outcomes or cost savings. Utilization of any of our approved products may be affected by whether third-party payors provide incentives to healthcare providers to use our products as part of a “pay for performance” program intended to improve the quality of care provided to patients. Novel and expensive cell therapies requiring the unique manufacture of products for each patient have experienced and continue to experience coverage and reimbursement challenges. For example, third-party payors may impose coverage criteria more extensive than compliance with FDA labeling. We may have to negotiate coverage and reimbursement on a case-by-case basis. Reimbursement, particularly if the cost of the therapy is reimbursed as part of a standard procedure, may not be adequate.
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
In the U.S., federal and state governments continue to propose and pass legislation designed to reform delivery of, or payment for, health care, which include initiatives to reduce the cost of health care. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Healthcare Reform Act”) which expanded healthcare coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included changes to the coverage and reimbursement of drug products under government healthcare programs. In recent years, there have been ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the so-called “individual mandate”). In addition, a case that challenges the constitutionality of the Healthcare Reform Act, California v. Texas, was argued before the U.S Supreme Court in November 2020. In June 2021, the Supreme Court held that the plaintiffs lacked standing to challenge the Healthcare Reform Act. Notwithstanding the Supreme Court's ruling, we cannot say for certain whether there will be future challenges to the Healthcare Reform Act or what impact, if any, such challenges may have on our business. Changes resulting from these proceedings could have a material impact on our business.

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
Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, courts temporarily enjoined regulations that would implement a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price, and CMS subsequently issued a notice of proposed rulemaking to rescind and remove the regulations. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.
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
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our product candidates if approved for sale. We cannot, however, predict the ultimate content, timing, or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.
Manufacturing
We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for nonclinical studies and clinical trials, as well as for commercial manufacture if our product candidates receive marketing approval.
Some of our third-party contract manufacturing organizations are located outside the U.S. Therefore, in addition to regulations in the U.S., we may be subject to a variety of foreign regulations for the manufacturing and development of our product candidates.
Business Update Regarding COVID-19
The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain or treat COVID-19, and its economic impact on local, regional, national and international markets.
To date, we have been able to continue our operations and do not anticipate any material interruptions for the foreseeable future. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our supply chain, research activities and clinical trials.
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

Information about our Executive Officers
The following information sets forth the name, age and position of our executive officers as of March 15, 2022.
William "Chip" Clark, age 53, has served as our President and Chief Executive Officer ("CEO") since February 2011 after serving as our Chief Business Officer from August 2010 to February 2011. Mr. Clark has also served on our board of directors since February 2011. Prior to joining Genocea, he served as Chief Business Officer at Vanda Pharmaceuticals, a biopharmaceutical company he co-founded in 2004. While at Vanda, he led the company’s strategic and business development activities and played a central role in raising more than $400 million through business development deals and equity financings. Prior to Vanda, Mr. Clark was a principal at Care Capital, a venture capital firm investing in biopharmaceutical companies, after serving in a variety of commercial and strategic roles at SmithKline Beecham (now GlaxoSmithKline). Mr. Clark has also served on the board of directors of iBio, Inc. since August 2021. Mr. Clark received an M.B.A. from The Wharton School of the University of Pennsylvania and a B.A. from Harvard University.
Girish Aakalu, Ph.D., age 47, has served as our Chief Business Officer since December 2018. In this role, he leads Genocea’s business development efforts. His broad skill set spans business development, corporate and R&D strategy, product portfolio management, commercial planning, and alliance management. Prior to joining Genocea, Dr. Aakalu was employed by the Ipsen Group, from May 2015 until December 2018, where he was most recently Vice President: Global Head of External Innovation, and Pfizer, Inc., from October 2007 until May 2015, where he held the title of Executive Director: Head of Strategy, Innovation & Operations for Pfizer’s External R&D Innovation team prior to his departure. His previous roles also include business development and oncology pipeline market planning positions at Genentech, Inc. and life science consulting experience at L.E.K Consulting. He received both a Ph.D. in cellular and molecular neurobiology and an M.S. in biology from the California Institute of Technology and a B.A. in biophysics with general and departmental honors from Johns Hopkins University. He has also completed executive education in corporate governance at the Kellogg School of Management at Northwestern University.
Thomas Davis, M.D., age 58, has served as our Chief Medical Officer since October 2018. Dr. Davis has over 20 years of academic and industry experience in immuno-oncology and cancer drug development. Most recently, he served as Chief Medical Officer of Gadeta B.V., a Dutch cell therapy company pursuing novel cancer targets from October 2017 to April 2018, where he steered a novel cell therapy technology into first-in human clinical studies. Prior to Gadeta B.V., he served as Chief Medical Officer of Celldex from 2006 to 2017, where he led all aspects of clinical and regulatory development including strategy, tactics, and execution. While at Celldex, Dr. Davis actively built and oversaw Clinical Science, Medical Affairs, Safety, Clinical Operations, Statistics, Regulatory Affairs, and Project Management, managed collaborations with large global pharmaceutical partners, and participated in investor relations activities. He also served as Chief Medical Officer at GenVec and as Senior Director of Clinical Science at Medarex. Prior to joining the industry, Dr. Davis supervised clinical efforts at the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI), and worked on the development of rituximab and idiotype vaccines at Stanford University. Dr. Davis received an M.D. from Georgetown University and completed a fellowship in medical oncology at Stanford University. He also received an M.S. in physiology from Georgetown University and a B.A. in biophysics from Johns Hopkins.
Diantha Duvall, age 50, has served as our Chief Financial Officer since March 2019. Prior to joining Genocea, Ms. Duvall was Vice President, Controller and Chief Accounting Officer at Bioverativ, Inc. from February 2017 to January 2019. Prior to that, she worked at Biogen Inc., serving as Global Commercial Controller from February 2016 to January 2017, and U.S. Commercial Controller from February 2015 to January 2016. She also held a number of positions at Merck and Co. from May 2009 to January 2015. Her experiences at Merck spanned roles in venture investment, business development, joint ventures, and alliances, as well as operational controls and technical accounting. She also has extensive experience in SEC reporting, Sarbanes Oxley compliance, transaction support and risk management, having held multiple health industries positions within PricewaterhouseCoopers from 1996 to 2009. Ms. Duvall has also served on the board of directors of BioTheryX, Inc. since August 2021. Ms. Duvall has both an M.B.A and a M.S. in accounting from Northeastern University and a B.A. from Colby College.

Jessica Baker Flechtner, Ph.D., age 50, has served as our Chief Scientific Officer since February 2016 after serving as our Senior Vice President of Research from February 2014 to January 2016, and Vice President of Research from January 2010 to February 2014. From 2007 to February 2014, she held various roles of increasing seniority at Genocea. Prior to joining Genocea, Dr. Flechtner was an Immunology Consultant at BioVest International, Inc. from June 2006 to March 2007, where she guided the development of assays to evaluate the success of the company’s autologous Follicular (Non-Hodgkin’s) Lymphoma vaccine in patients. As a researcher at Mojave Therapeutics, Inc., or Mojave, and Antigenics Inc. (now Agenus), which acquired Mojave’s intellectual property, from 2001 to 2005, Dr. Flechtner developed protein and peptide-based vaccines and immunotherapies for cancer, infectious disease, autoimmunity and allergy. She is an inventor on various pending or issued patents and has multiple peer-reviewed scientific publications. Dr. Flechtner performed her post-doctoral work in the laboratory of Dr. Harvey Cantor at the Dana Farber Cancer Institute and Harvard Medical School. She received both a Ph.D. in cellular immunology and a B.S. in animal science from Cornell University. She is a member of the American Association of Immunologists, American Association for Cancer Research, Society for the Immunotherapy of Cancer, the President’s Council of Cornell Women, and Women in Bio.
Raymond D. Stapleton, Jr., Ph.D., age 51, has served as our Chief Technology Officer since March 2022 after serving as our Executive Vice President of Pharmaceutical Sciences and Manufacturing from January 2021 to February 2022. Prior to joining Genocea, Dr. Stapleton was President and Chief Operating Officer at American Type Culture Collection from November 2019 to January 2021, where he provided leadership for global operations. As Senior Vice President of Technical Operations at Iovance Biotherapeutics, Inc. from July 2019 to November 2019, Dr. Stapleton worked on commercial manufacturing readiness. From October 2015 through July 2019, Dr. Stapleton was employed at Synthetic Biologics, Inc. where his most recent position was Senior Vice President of Technical Operations. He also held a number of positions of increasing responsibility at Merck and Co. from 2003 to 2015, including leading a complex science, technology, and engineering organization at a manufacturing site responsible for supporting Merck’s vaccine business. He has served as peer reviewer for a half dozen scientific journals and co-authored seventeen peer-reviewed manuscripts and multiple patents. Dr. Stapleton completed his post-doctoral work in the Oak Ridge National Laboratory. He received a Ph.D. in microbial ecology from The University of Tennessee – Knoxville and a B.S. in biology from Mary Washington College.
Jacquelyn Sumer, age 44, has served as our Chief Legal and Compliance Officer since February 2021. Ms. Sumer brings over 15 years of legal and strategic leadership experience. Prior to joining Genocea, Ms. Sumer served as Vice President and Assistant General Counsel at Bristol-Myers Squibb Company from November 2019 to February 2021, where she led the worldwide hematology and cell therapy legal team. Ms. Sumer served as Executive Director, Senior Corporate Counsel for Celgene Corporation's hematology and oncology franchise from May 2017 to July 2018 and led their CAR-T legal team from July 2018 to November 2019, supporting clinical development and launch preparedness for therapies in development. From August 2010 to May 2017, Ms. Sumer held positions of increasing responsibility at Novartis Pharmaceuticals Corporation where she advised on a wide array of matters relating to preclinical and clinical development, commercialization and market access, employment, litigation and government investigations, and compliance. Ms. Sumer began her legal career at Kaye Scholer, LLP and clerked for the Honorable Gladys Kessler of the United States District Court in Washington, D.C. She holds both a J.D. and an L.L.M. in international and comparative law from Duke University School of Law and a B.A. from Bucknell University.
Human Capital Resources
As of December 31, 2021, we had 74 full-time employees, of which 55 were engaged in research and development and 19 were engaged in finance, legal, business development, human resources, facilities, information technology or other general and administrative functions. Our management executive team is comprised of our CEO and six of his direct reports who, collectively, have management responsibility for our business. Three of the seven members of our management executive team are women. Across our broader population, approximately 49% of full-time employees are women. Our management executive team places significant focus and attention on matters concerning our human capital assets - particularly our diversity and capability development. Accordingly, we regularly review employee development for each of our functions to identify and develop our pipeline of talent.
Our laboratory and office space is in Greater Boston, which we believe provides access to a vibrant biotech and pharmaceutical talent pool. We believe that employee compensation should be both competitive and equitable. We have programs in place to attract and retain talent, including stock-based compensation and cash performance awards as well as tuition reimbursement to support technical and other training. We also have a performance management and talent development process in which managers provide regular feedback and coaching to develop employees. We believe that open and honest communication among team members, managers and leadership fosters a work environment where everyone can participate, develop and thrive. We regularly conduct surveys that gauge employee sentiment in areas like career development, manager performance and inclusivity. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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
Item 1A.    Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Because of the following factors, as well as other variables affecting our business and results of operations and financial condition, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial could also affect our business, results of operations and financial condition.
Risks Related to Our Financial Position and Need for Additional Capital
We require additional financing to execute our operating plan and continue to operate as a going concern.
We had available cash and cash equivalents as of December 31, 2021 of $37.1 million. As of December 31, 2021, we had an accumulated deficit of $407.9 million and anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. In addition, we had a loss from operations of $52.1 million and cash used in operating activities of $45.4 million during 2021. These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of these consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-011 or our Inhibigens program. We expect to finance our cash needs through the execution of our operating plan which includes a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of the at-the-market equity offering program with Cowen and Company, LLC. Although management plans to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. Our existing cash and cash equivalents are sufficient to support our current operations into Q3 2022.
We believe that we will continue to expend substantial resources for the foreseeable future developing our product candidates, particularly GEN-011. These expenditures will include costs associated with research and development, manufacturing, clinical trials, potentially acquiring new technologies, and potentially obtaining regulatory approvals. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of our product candidates. Furthermore, because of the significant expense associated with conducting clinical trials, we cannot be certain we will have sufficient capital to complete such trials for a given product candidate.
Our future capital requirements depend on many factors, including:
•the timing and costs of our ongoing and planned clinical trials for GEN-011;
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
•the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property-related claims;
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
Our operating plan may change as a result of many factors currently unknown to us, and we may need additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us when needed, we would be required to delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.
We have incurred significant losses since our founding in 2006 and anticipate that we will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
We are a clinical-stage biopharmaceutical company, and we have not yet generated significant revenues. We have incurred net losses each year since our inception, including net losses of $33.2 million and $43.7 million for 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $407.9 million. To date, we have not commercialized any products or generated any revenues from the sale of products and do not know whether or when we will generate product revenues or become profitable. Our only source of revenue for 2021 was from the material transfer agreement with Shionogi & Co. Ltd. See Note 3. Revenue within the notes to the consolidated financial statements in this Annual Report on Form 10-K. To date, we have financed our operations primarily through multiple public equity offerings, private placements of our common and preferred stock and debt arrangements.
We have devoted most of our financial resources to research and development, including our clinical and nonclinical technology development and development activities. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity offerings or strategic transactions. We have not completed pivotal clinical studies for any product candidate, and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, our ability to achieve sufficient market acceptance, reimbursement from third-party payors and other factors.
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
To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic partnerships with third parties, we may have to relinquish valuable rights to our technologies or product candidates, future revenue streams, research programs or product candidates or grant licenses on terms that are not favorable to us. If we are unable to raise additional capital when needed, we would be required to delay, limit, reduce or terminate our product development or commercialization efforts for GEN-011, GEN-009, or our other product candidates.
Our stockholders will experience substantial additional dilution if outstanding warrants or stock options are exercised for common stock.
As of March 15, 2022, the number of shares of our common stock outstanding excludes approximately 51.0 million shares of common stock issuable upon the exercise of warrants, having a weighted-average exercise price of $2.26 per share, and approximately 5.3 million shares of common stock issuable upon the exercise of stock options, having a weighted-average exercise price of $3.94 per share. The exercise of outstanding warrants or stock options for common stock would be substantially dilutive to existing stockholders. As of March 15, 2022, the number of shares of our common stock outstanding also excludes approximately 2.8 million shares of common stock issuable upon vesting of restricted stock units (assuming the Company achieves its corporate stock price metrics at the target achievement level), approximately 0.9 million shares of common stock reserved for future issuance under our Amended and Restated 2014 Equity Incentive Plan and less than 0.1 million shares of common stock reserved for future issuance under our 2014 Employee Stock Purchase Plan, as amended. Any dilution or potential dilution may cause our stockholders to sell their shares, which may contribute to a downward movement in the stock price of our common stock.
Risks Related to Clinical Development, Regulatory Review and Approval of Our Product Candidates
We are substantially dependent on the success of the clinical development of GEN-011. Any failure to successfully develop or commercialize the GEN-011 T cell therapy, or any significant delays in doing so, will have a material adverse effect on our business, results of operations and financial condition.
We are now currently investing a majority of our efforts and financial resources in the development of GEN-011, an adoptive T cell therapy which is currently in a Phase 1/2a clinical trial. Our ability to generate product revenue depends heavily on the success of clinical trials for GEN-011 and the successful development and commercialization of GEN-011. The successful development and commercialization of GEN-011 will depend on several factors, including the following:
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

Increasing costs of vendors and suppliers upon which we rely for our clinical development programs could adversely affect our business.
The costs of materials from our vendors and suppliers, particularly for our GEN-011 clinical trial, are increasing and may continue to increase in the foreseeable future. Such increasing costs and the extent to which costs may increase could result in our inability to procure materials necessary for our GEN-011 clinical trial or other preclinical and clinical trials on time or at all. If we are unable to receive on a timely basis or at reasonable costs the materials necessary for the development of GEN-011 or any other product candidates, our ability to successfully develop GEN-011 or any other product candidates may be impeded and could have a material adverse effect on our business, results of operations and financial condition.
Because our active product candidates are in an early stage of clinical development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenue.
We are currently conducting a Phase 1/2a clinical trial of GEN-011, and we are collecting long-term data from the GEN-009 program. A decision to stop either or both of these trials would result in a delay in the clinical progress, approval and commercialization of the affected programs. Even if the results are successful, such results may not be replicated in later and larger clinical trials. Among other reasons for the potential failure of earlier, smaller clinical trials to be replicated in later, larger clinical trials is the fact that manufacturing scale up is necessary to prepare for Phase 3 development and commercialization. Our product candidates may require complex manufacturing processes and scaling up these processes can cause changes in the product that may not be apparent until the product is further tested during Phase 3 trials.
If the results of our future clinical trials are inconclusive with respect to the efficacy of our product candidates or if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events ("AEs") associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates. Alternatively, even if we obtain regulatory approval, that approval may be for indications or patient populations that are not as broad as intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may also be required to perform additional or unanticipated clinical trials to obtain approval or be subject to additional post-marketing testing requirements to maintain regulatory approval. In addition, regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in the form of a REMS.
If we do not obtain regulatory approval for our current and future product candidates, our business will be adversely affected.
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, clinical trials, manufacturing, import, export and commercialization. In order to obtain regulatory approval for the commercial sale of any product candidate, we must demonstrate through extensive nonclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Clinical trials are expensive, time consuming and uncertain as to outcome. We may gain regulatory approval for GEN-011, GEN-009 or our other current or potential future clinical and nonclinical product candidates in some but not all of the territories available or some but not all of the target indications, resulting in limited commercial opportunity for our product candidates, or we may never obtain regulatory approval for these product candidates for any indication in any jurisdiction.
Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval or commercialization of the particular product candidate, any approved product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and investors or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical trials, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical trials. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates.
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
•ability to recruit investigators and maintain IRB approvals;
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
We may encounter substantial delays in our clinical trials, or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates for the intended indications. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•delays caused by us or third parties in conducting clinical trials for GEN-011, GEN-009 or any future product candidates;
•delays in reaching, or failure to reach, a consensus with regulatory agencies on trial design;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•delays in obtaining required IRB approval at each clinical trial site;
•imposition of a clinical hold by regulatory agencies or an IRB for any reason, including safety concerns raised by other clinical trials of similar cell therapies or vaccines that may reflect an unacceptable risk with GEN-011, GEN-009 or any future product candidates, or after an inspection of clinical operations or trial sites;
•insufficiency of data collected from clinical trials to support the BLA submission or to obtain regulatory approval;
•failure of clinical trial results to meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
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

Our product candidates, GEN-011 and GEN-009, and our future potential product candidates arising out of our immuno-oncology program, are or will be based on T cell activation, which is a novel approach for cellular therapies, vaccines, immunotherapies and medical treatments.
We have concentrated our research and development efforts on T cell immunotherapy and vaccine technology, which is a novel approach for cellular therapies, vaccines, immunotherapies and medical treatments, and our future success is highly dependent on the successful development of T cell immunotherapies in general, and our active development product and current and future product candidates in particular. Consequently, it may be difficult for us to predict the time and cost of product development. Unforeseen problems with the T cell approach to cellular therapies and vaccines may prevent further development or approval of our current and future product candidates. There can be no assurance that any development problems we or others researching T cell cellular therapies and vaccines may experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. Because of the novelty of this approach, there may be unknown safety risks associated with the cellular therapies and vaccines that we develop. Regulatory agencies such as the FDA may require us to conduct extensive safety testing prior to approval to demonstrate a low risk of rare and severe AEs caused by the cellular therapies and vaccines. If approved, the novel mechanism of action of the cellular therapies and vaccines may adversely affect physician and patient perception and uptake of our products.
Our product candidates are uniquely manufactured for each patient, and we may encounter difficulties in manufacturing and scaling our manufacturing capabilities. If we or any of the third-party manufacturers with whom we contract encounter these types of difficulties, our ability to provide our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure. Some of our third-party manufacturers are located outside the U.S., and we may encounter disruption in clinical material supplies due to logistics, as well as risk of adverse regulatory action due to local regulatory oversight.
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
As our product candidates are manufactured for each individual patient, we will be required to maintain a chain of identity with respect to each patient’s sample, including the sequence data derived from such samples, the results of such patient’s immunologic profile, and the custom drug product manufactured for each patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in product mix-up, adverse patient outcomes, loss of product, or regulatory action, including withdrawal of any approved products from the market. Further, as our product candidates are developed through early-stage clinical studies to later-stage clinical trials towards approval and commercialization, we expect that multiple aspects of the complicated collection, analysis, manufacture and delivery processes will be modified in an effort to optimize processes and results. These changes may not achieve the intended objectives, and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of clinical trials.
Novel vaccine adjuvants, including those in our GEN-009 product candidate, may pose an increased safety risk to patients.
Adjuvants are compounds that are added to vaccine antigens to enhance the activation of the immune system and improve the immune response and efficacy of vaccines. Development of vaccines with novel adjuvants requires evaluation in larger numbers of patients prior to approval than would be typical for therapeutic drugs. Guidelines for evaluation of vaccines with novel adjuvants have been established by the FDA and other regulatory bodies and expert committees. Our product candidates, including GEN-009, may include one or more novel adjuvants. Any adjuvanted neoantigen cancer vaccine, because of the presence of an adjuvant, may have side effects considered to pose too great a risk to patients to warrant approval of the vaccine.

If we fail to obtain regulatory approval in jurisdictions outside the U.S., we will not be able to market our products in those jurisdictions.
We intend to market our product candidates, if approved, in international markets. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.
Even if we receive regulatory approval for our product candidates, such immunotherapies will be subject to ongoing regulatory review, which may result in significant additional expense. Additionally, our product candidates, including GEN-011, GEN-009 and any other potential future immunotherapy product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.
Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indications for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the immunotherapy or vaccine potentially over many years. In addition, if the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, import, export, advertising, promotion, recordkeeping, and monitoring for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) and GCP, for any clinical trials that we conduct post-approval.
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
•imposition of limitations on approved uses or additional warnings, contraindications, or other safety information, or a REMS;
•fines, warning letters, or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil, criminal and/or administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in Medicare, Medicaid and other federal healthcare programs, and curtailment or restructuring of our operations.
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

Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct technical development, nonclinical studies and clinical trials for our product candidates, including GEN-011 and GEN-009, and any other future product candidates, and if they do not properly and successfully perform their obligations to us, we may not be able to obtain regulatory approvals for our product candidates.
We rely, and intend to continue to rely on, on third-party CROs and other third parties to assist in managing, monitoring and otherwise carrying out our GEN-011 and GEN-009 clinical trials. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. We compete with many other companies for the resources of these third parties. The third parties on whom we rely generally may terminate their engagements at any time and having to enter into alternative arrangements would delay development and commercialization of our product candidates.
Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, the FDA and foreign regulatory authorities require compliance with regulations and standards, including GCP, for designing, conducting, monitoring, recording, analyzing, and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Although we rely on third parties to conduct our clinical trials, we are responsible for ensuring that each of these clinical trials is conducted in accordance with its general investigational plan and protocol. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical trials may be deemed unreliable, and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.
Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their duties under their agreements, if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to clinical trial protocols or to regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, the clinical trials of our product candidates may not meet regulatory requirements. If clinical trials do not meet regulatory requirements or if these third parties need to be replaced, nonclinical development activities or clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates on a timely basis or at all.
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
We do not have any manufacturing facilities. We do not expect to independently conduct all aspects of our product manufacturing. We rely on third parties with respect to manufacturing GEN-011 and GEN-009, and in some instances we may rely on a single manufacturer for certain of our products. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:
•the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities, including regulatory compliance and quality assurance;
•the risk that activities are not conducted in accordance with our study plans and protocols;
•termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
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
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for GEN-011 and GEN-009. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.
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
We expect to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. These third-party manufacturers must also receive FDA approval before they can produce clinical material or commercial products. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. We may not be able to enter into any necessary third-party manufacturing arrangements on acceptable terms, or on a timely basis. In addition, we may have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time consuming and may result in delays.
Our reliance on contract manufacturers may adversely affect our operations or result in unforeseen delays or other problems beyond our control. Because of contractual restraints and the limited number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture our cellular therapies and vaccines on a commercial scale, replacement of a manufacturer may be expensive and time consuming and may cause interruptions in the production of our cellular therapy or vaccine. A third-party manufacturer may also encounter difficulties in production. These problems may include:
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
A part of our strategy is to evaluate and, as deemed appropriate, enter into partnerships in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We face significant competition in seeking appropriate partners for our product candidates, and the negotiation process is time consuming and complex. In order for us to successfully partner our product candidates, potential partners must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Even if we are successful in our efforts to establish strategic partnerships, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic partnerships if, for example, development or approval of a product is delayed or sales of an approved product are disappointing. Any delay in entering into strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates and reduce their competitiveness even if they reach the market.
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
If we fail to establish and maintain strategic partnerships related to our product candidates, we will bear all of the risk and costs related to the development of any such product candidate, and we will need to seek additional financing, hire additional employees and otherwise develop expertise which we do not have and for which we have not budgeted. This could negatively affect the development of any unpartnered product candidate.
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

In the U.S., for patent applications filed prior to March 16, 2013, assuming the other requirements for patentability are met, the first to invent is entitled to the patent, while outside the U.S., the first to file a patent application is entitled to the patent. On March 16, 2013, the U.S. transitioned to a ‘first to file’ system more like that in the rest of the world in that the first inventor to file a patent application is entitled to the patent. Under either the prior system or current one, third parties are allowed to submit prior art prior to the issuance of a patent. Furthermore, both the U.S. and foreign patent systems permit third parties or, in some cases, the patent authorities themselves, to initiate proceedings challenging the scope and/or validity of issued patents, including for example, opposition, derivation, reexamination, inter partes review or interference proceedings. An adverse determination against our or our licensor's patent rights in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position with respect to third parties.
In addition, patents have a limited lifespan. In most countries, including the U.S., the natural expiration of a patent is 20 years from the date it is filed. Various extensions of patent term may be available in particular countries, however in all circumstances the life of a patent, and the protection it affords, has a limited term. If we encounter delays in obtaining regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. We expect to seek extensions of patent terms where these are available in any countries where we are prosecuting patents. Such possible extensions include those permitted under the Drug Price Competition and Patent Term Restoration Act of 1984 in the U.S., which permits a patent term extension of up to five years to cover an FDA-approved product. However, the applicable authorities, including the FDA in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and nonclinical data, and then may be able to launch their product earlier than might otherwise be the case.
Filing, prosecuting and enforcing patents on our platform or product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside the U.S., or from selling or importing products that infringe our patents in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. For example, in our existing license agreements, and we expect in our future agreements, patent prosecution of our licensed technology may be controlled by the licensor, and we may be required to reimburse the licensor for their costs of patent prosecution. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products covered by the intellectual property. Further, in our license agreements we may be responsible for bringing any actions against any third party for infringing the patents we have licensed. If there is any conflict, dispute, disagreement or issue of nonperformance between us and our licensing partners regarding our rights or obligations under the license agreements, including any such conflict, dispute or disagreement arising from our failure to satisfy payment obligations under any such agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our ability to utilize the affected intellectual property in our drug discovery and development efforts, and our ability to enter into collaboration or marketing agreements for an affected product candidate, may be adversely affected. For example, disputes may arise regarding intellectual property subject to a licensing agreement, including the scope of rights granted under the license agreement and other interpretation-related issues; the extent to which our technology infringes the intellectual property of the licensor that is not subject to the licensing agreement; the sublicensing of patent and other rights under any collaborative development relationships; our diligence obligations under the license agreement and what activities satisfy those diligence obligations; the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and the priority of invention of patented technology. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.
Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of proprietary information.
In addition to the protection afforded by patents, we rely on confidentiality agreements to protect proprietary know-how that may not be patentable or that we may elect not to patent, processes for which patents are difficult to enforce and any other elements of our platform technology and discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors and collaborators. Although we use reasonable efforts to protect our know-how, our employees, consultants, outside scientific advisors, contractors, or collaborators might intentionally or inadvertently disclose our know-how information to competitors. In addition, competitors may otherwise gain access to our know-how or independently develop substantially equivalent information and techniques.
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
Even if we obtain marketing approval for GEN-011, GEN-009 or any other products that we may develop or acquire in the future, the product may not gain market acceptance among physicians, third-party payors, patients and others in the medical community. In addition, market acceptance of any approved products depends on a number of other factors, including:
•the efficacy and safety of the product, as demonstrated in clinical trials;
•the clinical indications for which the product is approved, and the label approved or licensed by regulatory authorities for use with the product, including any limitations or warnings that may be required on the label;
•acceptance by physicians and patients of the product as a safe and effective treatment, the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe new therapies;
•the cost, safety and efficacy of treatment in relation to alternative treatments;
•the availability of adequate coverage and reimbursement by third-party payors and government authorities;
•relative convenience and ease of administration;
•the prevalence and severity of adverse side effects;
•the effectiveness of our sales and marketing efforts;
• publicity concerning our products or competing products and treatments; and
•the restrictions on the use of our products together with other medications, or restrictions on the use of our products in certain types of patients, if any.
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
Market acceptance and sales of any approved products will depend significantly on the availability of adequate coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Third-party payors, such as government healthcare programs, private health insurers and managed care organizations, decide for which drugs they will provide coverage and establish reimbursement levels. Coverage and reimbursement decisions by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Coverage and reimbursement can vary significantly from payor to payor. As a result, obtaining coverage and reimbursement approval for a product from each government and other third-party payor may require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately, with no assurance that we will be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that coverage determinations or reimbursement amounts will not reduce the demand for or require us to lower the price of or provide discounts on, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In addition, in the U.S., third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs.
The impact of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending on us is currently unknown and may adversely affect our business model.
In the U.S., the legislative landscape continues to evolve. Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. We operate in a highly regulated industry and new laws or judicial decisions, or new interpretations of existing laws or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. There is significant interest in promoting healthcare reform, as evidenced by the enactment in the U.S. of the Healthcare Reform Act, as well as by the ongoing efforts to eliminate or significantly modify the Healthcare Reform Act and specific initiatives focused on drug pricing. See “Business - Government Regulation-Reimbursement”. It is likely that federal and state legislatures within the U.S. will continue to consider changes to existing healthcare legislation.
We cannot predict the ultimate content, timing or effect of any changes to the Healthcare Reform Act or other federal and state reform efforts within the U.S. There is no assurance that healthcare reform will not adversely affect our business and financial results, and we cannot predict how future legislative, judicial or administrative changes relating to healthcare reform will affect our business.
The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:
•the demand for any drug products for which we may obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to obtain coverage and reimbursement approval for a product;
•our ability to generate revenues and achieve or maintain profitability; and

•the level of taxes that we are required to pay.
In addition, other broader legislative changes have been adopted that could have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success. The Budget Control Act of 2011 (as amended, the "Budget Control Act") includes provisions intended to reduce the federal deficit, including reductions in Medicare payments to providers through 2030 (except May 1, 2020 to March 31, 2022). Any significant spending reductions affecting Medicare, Medicaid, or other publicly funded or subsidized health programs, or any significant taxes or fees imposed as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, or otherwise, could have an adverse impact on our anticipated product revenues.
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
Other companies that are seeking to identify antigens for the development of T cell therapies and vaccines include Achilles Therapeutics Ltd., Adaptimmune Therapeutics plc, BioNTech SE, CureVac AG, F. Hoffmann-La Roche AG, Genentech, Inc., Gritstone Oncology Inc., Iovance Biotherapeutics Inc., Instil Bio, Inc., Lyell Immunopharma, Inc., Merck & Co., Inc., Moderna Inc., Neogene Therapeutics, B.V., Nouscom AG, PACT Pharma Inc., Vaccibody AS and Ziopharm Oncology Inc.
Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, including recruiting patients, obtaining regulatory approvals, and in manufacturing pharmaceutical products. In particular, these companies have greater experience and expertise in securing government contracts and grants to support their research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, manufacturing such products on a broad scale and marketing approved products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make any products that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing products before we do. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability, and safety to overcome price competition and to be commercially successful. If we are not able to compete effectively against potential competitors, our business will not grow, and our financial condition and results of operations will suffer.
Our products may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
Undesirable side effects caused by our products or even competing products in development that utilize a common mechanism of action could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious AEs deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole. In November 2021, we reported that GEN-009 has been well tolerated with only mild AEs associated with the vaccine adjuvant; however, we continue to monitor patients and do not yet know whether GEN-009 may cause additional AEs or more serious AEs. In addition, we do not yet know whether GEN-011 may cause AEs or serious AEs.
If we or others identify undesirable side effects caused by any of our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:
•our clinical trials may be put on hold;
•we may be unable to obtain regulatory approval for our product candidates;
•regulatory authorities may withdraw or limit approvals of our cellular therapies or vaccines;
•regulatory authorities may require additional warnings on the label;

•a REMS plan to mitigate risk may be required, which could include a medication guide outlining the risks of such side effects for distribution to patients, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools;
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
On February 18, 2021 (the "2021 Loan Closing Date"), we entered into a loan and security agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10.0 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay the borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules Capital, Inc. (as amended, the "Hercules Loan Agreement"), paying off all obligations owing under, and extinguishing, the Hercules Loan Agreement on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes.
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
We are highly dependent on members of our senior management, including William Clark, our President and Chief Executive Officer, Thomas Davis, M.D., our Chief Medical Officer, Jessica Flechtner, Ph.D., our Chief Scientific Officer, and Raymond D. Stapleton, Jr., Ph.D., our Chief Technology Officer. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. We have employment agreements with each of these members of senior management.
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
We are exposed to the risk of fraudulent or other illegal activity by our employees, independent contractors, principal investigators, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails: to comply with the regulations of the FDA and similar foreign regulatory bodies; to provide true, complete and accurate information to the FDA and similar foreign regulatory bodies; to comply with manufacturing standards we have established; to comply with federal, state and foreign healthcare fraud and abuse laws and regulations; to report financial information or data accurately; or to disclose unauthorized activities to us. In particular, the promotion, sale and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent misconduct, including fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We must comply with data protection laws and regulations, and failure to comply with these laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our business and results of operations.
We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. For example, the California Consumer Privacy Act of 2018 (as amended, the "CCPA") went into operation on January 1, 2020 and broadly defines personal information. The CCPA gives California consumers (defined to include all California residents) certain rights, including the right to receive certain details regarding the processing of their data by covered companies, the right to request deletion of their data, and the right to opt out of sales of their data. The CCPA additionally imposes several obligations on covered companies to provide notice to California consumers regarding their data processing activities. The CCPA provides for imposition of substantial fines on companies that violate the law and also confers a private right of action on data subjects to seek statutory or actual damages for breaches of their personal information. These protections will be expanded by the California Privacy Rights Act, which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023, along with laws passed in Virginia and Colorado. Similar legislative proposals are being advanced in other states, as well as in Congress. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our business and results of operations.
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
Our operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as the current outbreak of a novel strain of coronavirus, or COVID-19. The Center for Disease Control ("CDC") has recognized this outbreak as a pandemic, which has caused shutdowns to businesses and cities worldwide while disrupting supply chains, business operations, travel, consumer confidence, and business sentiment. The situation is ever evolving, and its short-term and long-term effects remain unknown. The spread of COVID-19 has resulted in certain disruptions to our business and may result in future additional disruptions to our business. Examples of both include without limitation the following:
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
•We have asked most employees who are not directly involved in our clinical and Inhibigens programs to work from home, which could impact our ability to effectively plan, execute, and communicate business plans and strategies, and could also impact our ability to maintain our corporate culture. The increase in working remotely could increase our cybersecurity risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business and results of operations.
•The possibility that certain country borders may close or significantly reduce cross-border traffic in response to COVID-19, which could affect certain of our manufacturers and suppliers’ ability to provide product and supplies to us on a timely basis.
The full extent to which COVID-19 will directly or indirectly affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning COVID-19, the actions taken to contain or treat COVID-19, and its economic impact on local, regional, national and international markets.

Disruption of our supply chain could negatively impact our business.
Our ability to procure materials necessary for our business and clinical trials, including our GEN-011 clinical trial, on a timely basis is critical to our success. Damage or disruption to raw material supplies or manufacturing or distribution chains due to weather, climate change, natural disaster, fire, terrorism, cyberattack, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to procure supplies necessary for our business, or otherwise cause delays or shortages. The failure of third parties on which we rely, including those third parties who manufacture or supply our products, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations and clinical trials, including our GEN-011 clinical trial. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured or supplied from a single location, could adversely affect our business and results of operations.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for marketing applications, clinical trial authorizations or other regulatory submissions to drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities.
Separately, in response to the global pandemic of COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. In July 2021, the FDA stated that it had begun transitioning back to standard operations for domestic inspections, while continuing to prioritize mission-critical work for foreign inspections. The FDA may not be able to maintain this pace, and further delays or setbacks are possible in the future. As a result, review, inspection, and other timelines for our product candidates may be materially delayed for an unknown period of time. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our marketing applications, clinical trial authorizations, or other regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Common Stock
Our largest stockholder, New Enterprise Associates (“NEA”), could exert significant influence over us and could limit other stockholders' ability to influence the outcome of key transactions, including any change of control.
Our largest stockholder, NEA, beneficially owns, in the aggregate, shares representing approximately 24% of our outstanding common stock as of March 15, 2022. In addition, one member of our board of directors is associated with NEA. As a result, we expect that NEA will be able to exert significant influence over our business. NEA may have interests that differ from other stockholders' interests, and it may vote in a way with which other stockholders disagree and that may be adverse to other stockholders' interests. The concentration of ownership of our capital stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may adversely affect the market price of our common stock.

If our stock price is volatile, our stockholders could incur substantial losses, and we may become involved in securities-related litigation, including securities class action litigation, that could divert management’s attention and harm our business and subject us to significant liabilities.
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
•actual or anticipated fluctuations in our financial condition and results of operations;
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
Further, any future lawsuits or litigation could result in substantial costs, divert our resources and management's attention, and require us to make substantial payments to satisfy judgments or to settle litigation.
Failure to comply with The Nasdaq Capital Market continued listing requirements may result in our common stock being delisted from The Nasdaq Capital Market.
As of March 15, 2022, our stock price had closed below $1.00 within the last 10 business days. To maintain listing on the Nasdaq Capital Market, we are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of our common stock is below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have a certain period of time, typically 180 days, to regain compliance by maintaining a minimum closing bid price of at least $1.00 for at least ten consecutive business days, although Nasdaq could require a longer period.

If we fail to maintain compliance with these, or any other of the continued listing requirements of the Nasdaq Capital Market, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair investors' ability to sell or purchase our common stock when they wish to do so.
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
We incur significant costs as a result of being a public company, and our management expects to devote substantial time to public company compliance programs.
As a public company, we incur significant legal, insurance, accounting and other expenses. In addition, our administrative staff are required to perform additional tasks. We invest resources to comply with evolving laws, regulations and standards, and this investment could result in increased general and administrative expenses and may divert management’s time and attention from product development activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Due to the recent changes in the stockholder class action landscape, director and officer liability insurance has been more expensive. If this trend continues we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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

Provisions in our charter documents and under Delaware law have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and could prevent attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation (the "Certificate of Incorporation") and amended and restated bylaws contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
•expressly authorize our board of directors to modify, alter or repeal our bylaws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our bylaws.
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
Any provision of our Certificate of Incorporation, our amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our Certificate of Incorporation designates the state or federal courts located in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation provides that, subject to limited exceptions, the state and federal courts located in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our amended and restated bylaws or (4) any other action asserting a claim against us that is governed by the internal affairs doctrine. Further, our Certificate of Incorporation provides that, subject to limited exceptions, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Certificate of Incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations and financial condition.
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
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, consultants, third-party vendors, and/or business partners, or from cyberattacks by malicious third parties. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks could also include phishing attempts or email fraud to cause payments or information to be transmitted to an unintended recipient.
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
Item 1B.     Unresolved Staff Comments
None.

Item 2.        Properties
Our principal executive office is located at 100 Acorn Park Drive, 5th Floor, Cambridge, Massachusetts 02140. We have two leases at this address, and in aggregate, we occupy 24,000 square feet of laboratory and office space. We believe that our existing facility is sufficient for our present operations, but that in the near future our existing facility space will need to be expanded to meet the demands of our future lab operations or we will have to move into a new facility.
Item 3.        Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. We do not believe we are currently party to any pending legal action, arbitration proceeding or governmental proceeding, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business or results of operations. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4.         Mine Safety Disclosures
Not applicable.

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock has been publicly traded on The Nasdaq Capital Market under the symbol “GNCA” since December 17, 2018. Prior to that, our common stock had been publicly traded on The Nasdaq Global Market since February 5, 2014.
Holders
As of March 15, 2022, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future.
Purchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
Securities Authorized for Issuance under Equity Compensation Plans
The following table contains information about our equity compensation plans as of December 31, 2021:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights(2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders(1)	3,743,382	$5.18	865,901
_________________________
(1) Includes information regarding our Amended and Restated 2014 Equity Incentive Plan and our 2014 Employee Stock Purchase Plan, as amended.
(2) The weighted-average exercise price includes all outstanding stock options but does not include restricted stock units, which do not have an exercise price.
(3) Does not include 2,329,007 shares added to the Amended and Restated 2014 Equity Incentive Plan under the evergreen provision on January 1, 2022.
Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes and other disclosures included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

GEN-011 is an investigational next-generation solid tumor cell therapy candidate comprised of CD4+ and CD8+ neoantigen-targeted peripheral T cells ("NPTs") which are specific for up to 30 antigens, designed to limit tumor escape. GEN-011 is comprised of T cells extracted from the patient’s peripheral blood and specific for ATLAS-prioritized neoantigens. NPTs have minimal bystander, non-tumor-specific cells, and are designed to be devoid of Inhibigen-specific cells which may be detrimental to clinical response. GEN-011 has the potential to be differentiated from other cell therapies because of the breadth of surface-presented neoantigens it targets and the ease of manufacturing tumor-relevant T cells extracted from readily accessible peripheral blood. TiTANTM is an open-label, multi-center Phase 1/2a trial evaluating the safety, tolerability, T cell persistence and proliferation, and clinical efficacy of GEN-011. The TiTAN clinical trial is testing two dosing regimens. Initial data from the TiTAN trial is expected during the AACR Annual Meeting 2022 to be held from April 8 - 13, 2022.
Financing and business operations
We commenced business operations in August 2006. To date, our operations have been limited to organizing and staffing our company, acquiring and developing our proprietary ATLAS technology, identifying potential product candidates, and undertaking preclinical studies and clinical trials for our product candidates. We have not generated any product revenue and do not expect to do so for the foreseeable future. We have financed our operations primarily through the issuance of our equity securities and through debt financings. As of December 31, 2021, we had received an aggregate of $455.0 million in net proceeds from the issuance of equity securities, we had outstanding borrowings of $8.8 million, and our cash and cash equivalents were $37.1 million.
In January 2021, we entered into a sublease agreement for one floor of lab and office space through June 2022, which has been extended through February 2023. The sublease agreement contains additional options to mutually extend the sublease for up to an additional twelve months. As we retained our obligations under the sublease, we are recording the payments received from the sublease as a reduction of lease expense. Sublease income of $1.4 million was recorded as a reduction of lease expense during 2021.
On February 18, 2021 (the "2021 Loan Closing Date"), we entered into a loan and security agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10.0 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay the borrowings that were outstanding at the 2021 Loan Closing Date under our previous loan and security agreement with Hercules Capital, Inc. (as amended, the "Hercules Loan Agreement"), paying off all obligations owing under, and extinguishing, the Hercules Loan Agreement on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by us for working capital and general corporate purposes.
We have an agreement with Cowen and Company, LLC ("Cowen") to establish an at-the-market (“ATM”) equity offering program pursuant to which Cowen is able to offer and sell up to $50.0 million of our common stock at prevailing market prices. In 2021, we sold approximately 4.9 million shares under our ATM and received net proceeds of $11.4 million, after deducting commissions. Through December 31, 2021, we have sold an aggregate of approximately 7.8 million shares under our ATM and received $21.2 million in net proceeds. As of December 31, 2021, we had $28.2 million in gross proceeds remaining under our ATM.
We have a purchase agreement with Lincoln Park Capital (“LPC”) pursuant to which, for a period of 30 months beginning in October 2019, we have the right, at our sole discretion, to sell up to $30.0 million of our common stock to LPC based on prevailing market prices of our common stock at the time of each sale. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. As of December 31, 2021, we had $24.0 million remaining under our agreement with LPC.
As of December 31, 2021, we had an accumulated deficit of $407.9 million, and we anticipate that we will continue to incur significant operating losses for the foreseeable future as we continue to develop our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to generate significant revenue to achieve profitability, and we may never do so. In addition, we had a loss from operations of $52.1 million and used $45.4 million of cash for operating activities during 2021.

These factors, combined with our forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of the consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-011 or our Inhibigens program. We expect to finance our cash needs through the execution of our operating plan which includes a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of our ATM equity offering program with Cowen. Although we plan to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. Our existing cash and cash equivalents are sufficient to support our current operations into Q3 2022.
Costs related to clinical trials can be unpredictable, and there can be no guarantee that our current balances of cash and cash equivalents, combined with proceeds received from other sources, will be sufficient to fund our trials or operations. These funds will not be sufficient to enable us to conduct pivotal clinical trials for, seek marketing approval for, or commercially launch GEN-011, GEN-009 or any other product candidate. Accordingly, we will be required to obtain further funding through public or private equity offerings, collaboration and licensing arrangements, or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all, which could result in a decision to pause or delay development or advancement of clinical trials for one or more of our product candidates. Similarly, we may decide to pause or delay development or advancement of clinical trials for one or more of our product candidates if we believe that such development or advancement is imprudent or impractical.
Financial Overview
Revenues
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our license revenue in 2021 and 2020 was derived from the material transfer agreement ("Shionogi MTA") with Shionogi & Co. Ltd. In December 2021, we entered into a collaboration and option agreement (the “Janssen Agreement”) with Janssen Biotech, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson and Johnson, to use our proprietary ATLAS platform to explore the immunogenicity of neoantigens and the role and impact of Inhibigens in the context of vaccine therapies for cancer. Under the Janssen Agreement, we will receive a non-refundable and non-creditable upfront fee of $1.7 million for research relating to an identified tumor type and are eligible to receive research and development funding up to a potential total of $3.3 million. We had not provided any services under the Janssen Agreement as of December 31, 2021, and as such, we did not record any revenue related to the Janssen Agreement in 2021. See Note 3. Revenue within the notes to the consolidated financial statements in this Annual Report on Form 10-K.
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
The following table summarizes research and development expenses for our product candidates in 2021 and 2020 (in thousands):

	Years Ended December 31
	2021	2020
Phase 1/2a programs	$28,637	$15,227
Discovery and pre-IND	6,108	12,813
Other research and development	4,275	5,920
Total research and development	$39,020	$33,960
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates or assumptions.
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
The transaction price is determined based on the consideration to which we will be entitled. The transaction price may include fixed amounts, variable amounts, or both. We allocate the transaction price based on the estimated standalone selling price of the underlying performance obligations. We utilize key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. We also utilize judgement in assessing whether or not variable consideration is constrained or if it can be allocated specifically to one or more performance obligations in the arrangement.
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
Research and development expenses
Research and development costs are expensed as incurred. Research and development expenses include fees paid to CROs in connection with clinical trials, CMOs with respect to preclinical and clinical materials and intermediaries, and other vendors in connection with preclinical development activities. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made. We conduct a thorough review of open purchase orders to identify goods received or services that have been performed, including corroboration with internal personnel, in order to establish an estimate of the associated cost incurred for which we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued research and development expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments, if necessary.

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
Results of Operations
Comparison of 2021 and 2020
License revenue

	Years Ended December 31
	2021	2020
	(in thousands)
License revenue	$1,641	$1,359
During 2021, we recorded license revenue of $1.6 million associated with the expiration of the material right due to the termination of the Shionogi MTA. During 2020, we recorded license revenue of $1.4 million related to services performed under the Shionogi MTA.
Research and development expenses

	Years Ended December 31
	2021	2020
	(in thousands)
Research and development	$39,020	$33,960
Research and development expenses increased $5.1 million in 2021 compared to 2020. The increase was largely due to higher manufacturing and clinical costs of $4.3 million and higher headcount-related costs of $1.7 million, net of $1.1 million for a non-recurring payroll tax credit, partially offset by lower facility-related costs of $1.0 million.
We expect that our overall research and development expenses will increase in the future due to the continued development of GEN-011 and the related manufacturing, clinical and research costs.
General and administrative expenses

	Years Ended December 31
	2021	2020
	(in thousands)
General and administrative	$14,714	$14,388
General and administrative expense increased $0.3 million in 2021 compared to 2020. The increase was primarily due to higher headcount-related costs of $1.2 million, net of $0.4 million for a non-recurring payroll tax credit, partially offset by lower facility related costs of $1.0 million.
We anticipate that our general and administrative expenses will increase in the future to support the expected growth in our business as we expand our operations and organizational capabilities.

Change in fair value of warrants

	Years Ended December 31
	2021	2020
	(in thousands)
Change in fair value of warrants	$20,140	$8,889
Change in fair value of warrants reflects the non-cash change in the fair value of our liability-classified warrants, which were recorded at their fair value on the date of issuance and are remeasured at the end of each reporting period. The fair value of our warrant liabilities is determined using a Monte Carlo simulation. See Note 9. Warrants for the assumptions and methodologies used in calculating the estimated fair value. At the expiration of the down-round protection feature on July 25, 2021, the 2020 Warrants were remeasured to their fair value and subsequently reclassified to equity. The increase in the change in the fair value of warrants in 2021 compared to 2020 was primarily attributed to the decrease in the price of our common stock and the remaining term of our liability-classified warrants.
Interest expense, net

	Years Ended December 31
	2021	2020
	(in thousands)
Interest expense, net	$(1,121)	$(1,380)
Interest expense, net, consists primarily of interest expense on our long-term debt facility, partially offset by interest earned on our cash equivalents.
Other expense

	Years Ended December 31
	2021	2020
	(in thousands)
Other expense	$(122)	$(4,234)
Other expense during 2021 consists primarily of debt prepayment and extinguishment costs. Other expense in 2020 consists primarily of transaction costs incurred in connection with our 2020 private placement.
Liquidity and Capital Resources
Overview
As of December 31, 2021, we had $37.1 million in cash and cash equivalents. Since our inception in 2006, we have financed our operations primarily through the issuance of our equity securities and through debt financings. We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future.
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
The 2021 Term Loan will mature on September 1, 2023. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provided for interest-only payments until September 30, 2021. Thereafter, amortization payments became payable monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) upon expiration of the interest-only period through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million that will be amortized as a debt issuance cost over the expected term of the loan. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. As of December 31, 2021, we were in compliance with all covenants under the 2021 Loan Agreement.

The 2021 Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants, change of control and occurrence of a material adverse effect. Amounts outstanding during an event of default shall be payable on demand and shall accrue interest at an additional rate of 4.0% per annum of the past due amount outstanding. As of December 31, 2021, we have determined that the risk of subjective acceleration under the material adverse effects clause was remote and therefore have classified the long-term portion of the outstanding principal in non-current liabilities.
We have an agreement with Cowen to establish an ATM equity offering program pursuant to which Cowen is able to offer and sell up to $50.0 million of our common stock at prevailing market prices. In 2021, we sold approximately 4.9 million shares under our ATM and received net proceeds of $11.4 million, after deducting commissions. Cumulatively through December 31, 2021, we have sold an aggregate of approximately 7.8 million shares under our ATM and received $21.2 million in net proceeds. As of December 31, 2021, we had $28.2 million in gross proceeds remaining under our ATM.
We have a purchase agreement with LPC, pursuant to which, for a period of 30 months beginning in October 2019, we have the right, at our sole discretion, to sell up to $30.0 million of our common stock to LPC based on prevailing market prices of our common stock at the time of each sale. The purchase agreement limits our sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits us from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of our common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of our common stock. As of December 31, 2021, we had $24.0 million remaining under our agreement with LPC.
Cash flows from operating activities
Cash flows from operating activities consist of our net loss adjusted for various non-cash items and changes in operating assets and liabilities. Cash used in operating activities during 2021 and 2020 was $45.4 million and $41.7 million, respectively. Net cash used in operations increased $3.7 million in 2021 compared to 2020 primarily due to increased research and development expenses for GEN-011 and growth of our corporate infrastructure.
Cash flows from investing activities
Investing activities used $3.2 million and $2.6 million of cash in 2021 and 2020, respectively. Cash used by investing activities was primarily for purchases of property and equipment in both 2021 and 2020.
Cash flows from financing activities
Financing activities provided $6.0 million and $83.8 million of cash in 2021 and 2020, respectively. In 2021, we issued long-term debt for proceeds of $10.0 million and shares of our common stock under our ATM for net proceeds of $11.4 million, partially offset by the repayment of $15.2 million in long-term debt and payment of deferred financing charges of $0.3 million. In 2020, the 2020 private placement generated net proceeds of $74.5 million, we issued shares of common stock under our ATM for net proceeds of $5.8 million, and we issued shares of common stock to LPC for net proceeds of $3.5 million.

Operating capital requirements
Our primary uses of capital are for payroll and other headcount-related costs, manufacturing costs for clinical materials, third-party clinical trial services, research, laboratory and related supplies, legal and other regulatory expenses, facility and general overhead costs. We expect these costs will continue to be the primary operating capital requirements for the near future.
We had available cash and cash equivalents of $37.1 million at December 31, 2021. These funds will not be sufficient to fund operations for at least the next twelve months from the date of issuance of these consolidated financial statements which raises substantial doubt about our ability to continue as a going concern. Our future viability beyond one year from the date of issuance of the consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. If we are unable to raise additional funds when needed, we may be required to implement cost reduction strategies, including ceasing development of GEN-011 or our Inhibigens program. We expect to finance our cash needs through the execution of our operating plan which includes a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of our ATM equity offering program with Cowen. Although we plan to pursue additional funding, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, or at all. Our existing cash and cash equivalents are sufficient to support our current operations into Q3 2022.
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
•the timing and costs of our ongoing and planned clinical trials for GEN-011;
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
•the costs of preparing, filing, and prosecuting patent applications, maintaining and protecting our intellectual property rights, and defending against intellectual property-related claims;
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We had cash and cash equivalents of $37.1 million as of December 31, 2021. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates. Given the short-term nature of our cash and cash equivalents, we believe that a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.
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
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during 2021.
Item 8.        Financial Statements and Supplementary Data
Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report on Form 10-K.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 (as amended, the "Exchange Act") is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as the process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Other than the information regarding our executive officers provided in Part I of this report under the heading “Business—Information about our Executive Officers,” the information required to be furnished pursuant to this item is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of the Stockholders.
Item 11.        Executive Compensation
The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 13.        Certain Relationships and Related Party Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.
Item 14.        Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
Financial Statements
Genocea Biosciences, Inc.’s consolidated financial statements and related notes thereto are listed and included in this Annual Report on Form 10-K beginning on page F-1.
Financial Statement Schedules
All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.
Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.
Item 16.        Form 10-K Summary
None.

Genocea Biosciences, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Genocea Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Genocea Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

GEN-011 Research and Development Accruals
Description of the Matter
The Company’s accrued costs for research and development expenses totaled $5.2 million at December 31, 2021, including accruals related to the Company's GEN-011 clinical trial. As discussed in Note 2 to the consolidated financial statements, the Company entered into various research and development contracts with the third-party service providers. The Company’s determination of costs incurred to conduct research and development of the Company’s product candidates and the related accrued expenses at each reporting period incorporates judgment and is based on the extent of services provided by each vendor for preclinical, clinical trial and manufacturing activities. Payments for these activities are based on the terms of the individual arrangements, which often differ from the pattern of costs incurred.

Auditing the Company’s GEN-011 research and development accruals for clinical trial and manufacturing expenses was especially challenging as accounting for the costs associated with this clinical trial required subjective estimates of the level of services performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s GEN-011 clinical trial, and the timing of information received from third parties, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

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

Class C Warrant Liabilities
Description of the Matter
In July the Company reclassified $36.0 million of Class C warrant liabilities into equity. As discussed in Note 10 to the consolidated financial statements, these warrants were originally classified as liabilities due to down round protection provisions which expired in July 2021. The expiration of the down round provisions resulted in the Class C warrant liability being reclassified into equity. The Company determines the fair value of the warrants utilizing Monte Carlo Simulation models.

Auditing the Company’s valuation of its Class C warrant liabilities was especially challenging as the fair value is based on various inputs and significant assumptions used in Monte Carlo simulation models such as the probability of a change in control. In addition, certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.

How We Addressed the Matter in Our Audit
To test the Class C warrant liabilities, our audit procedures included, among others, testing the Monte Carlo simulation models, and assessing the reasonableness of the significant assumptions, as described above. We involved valuation specialists to assess the valuation models and to assist in auditing certain significant assumptions. We tested the significant assumptions by agreeing amounts to contracts, third-party data and analyses prepared by the Company. In addition, we performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boston, Massachusetts
March 18, 2022

Genocea Biosciences, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31
	2021	2020
Current assets:
Cash and cash equivalents	$37,148	$79,769
Prepaid expenses and other current assets	4,674	2,458
Total current assets	41,822	82,227
Property and equipment, net	5,841	5,123
Right-of-use assets	7,420	9,308
Restricted cash	631	631
Other non-current assets	253	1,204
Total assets	$55,967	$98,493

Current liabilities:
Accounts payable	$500	$534
Accrued expenses and other current liabilities	9,496	7,344
Current portion of long-term debt	4,641	13,862
Lease liabilities	2,346	1,614
Deferred revenue	1,700	1,641
Total current liabilities	18,683	24,995
Non-current liabilities:
Long-term debt, net of current portion	4,146	—
Lease liabilities, net of current portion	6,052	8,398
Warrant liabilities	11	56,118
Total liabilities	28,892	89,511
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; (25,000,000 shares authorized at both December 31, 2021 and 2020; — shares issued and outstanding at both December 31, 2021 and 2020)	—	—
Common stock, $0.001 par value; (225,000,000 and 170,000,000 shares authorized at December 31, 2021 and 2020, respectively; 58,225,170 shares issued and outstanding at December 31, 2021 and 53,018,813 shares issued and outstanding at December 31, 2020)	58	53
Additional paid-in capital	434,881	383,597
Accumulated deficit	(407,864)	(374,668)
Total stockholders’ equity	27,075	8,982
Total liabilities and stockholders’ equity	$55,967	$98,493
See accompanying notes to the consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Years Ended December 31
	2021	2020
License revenue	$1,641	$1,359

Operating expenses:
Research and development	39,020	33,960
General and administrative	14,714	14,388
Total operating expenses	53,734	48,348
Loss from operations	(52,093)	(46,989)
Other income (expense):
Change in fair value of warrants	20,140	8,889
Interest expense, net	(1,121)	(1,380)
Other expense	(122)	(4,234)
Total other income	18,897	3,275
Net loss	$(33,196)	$(43,714)

Comprehensive loss	$(33,196)	$(43,714)

Net loss per share:
Basic	$(0.48)	$(0.98)
Diluted	$(0.48)	$(1.11)
Weighted-average number of shares used in computing net loss per share:
Basic	68,575	44,436
Diluted	68,575	46,553
See accompanying notes to the consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

			Preferred	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	27,453	$27	$701	$355,268	$(330,954)	$25,042
Issuance of common stock, net	25,280	26	—	25,508	—	25,534
Stock-based compensation expense	—	—	—	1,974	—	1,974
Issuance of common stock under employee benefit plans	81	—	—	146	—	146
Conversion of preferred stock to common stock	205	—	(701)	701	—	—
Net loss	—	—	—	—	(43,714)	(43,714)
Balance at December 31, 2020	53,019	53	—	383,597	(374,668)	8,982
Issuance of common stock, net	4,937	5	—	11,342	—	11,347
Stock-based compensation expense	—	—	—	3,635	—	3,635
Issuance of common stock under employee benefit plans	269	—	—	220	—	220
Issuance of warrants	—	—	—	120	—	120
Reclassification of 2020 Warrants	—	—	—	35,967	—	35,967
Net loss	—	—	—	—	(33,196)	(33,196)
Balance at December 31, 2021	58,225	$58	$—	$434,881	$(407,864)	$27,075
See accompanying notes to the consolidated financial statements.

Genocea Biosciences, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31
	2021	2020
Operating activities
Net loss	$(33,196)	$(43,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,557	1,138
Stock-based compensation	3,635	1,974
Change in fair value of warrant liability	(20,140)	(8,889)
Allocation of proceeds to transaction expenses	—	4,219
Non-cash interest expense	505	455
Other	104	122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,177)	(1,051)
Right-of-use assets, net of lease liabilities	296	634
Other non-current assets	—	269
Accounts payable	(57)	31
Accrued expenses and other liabilities	3,044	1,520
Deferred revenue	59	1,641
Net cash used in operating activities	(45,370)	(41,651)
Investing activities
Purchases of property and equipment	(3,288)	(2,585)
Proceeds from sale of equipment	80	30
Net cash used in investing activities	(3,208)	(2,555)
Financing activities
Proceeds from issuance of common stock, net	11,347	83,836
Proceeds from issuance of common stock under employee benefit plans	220	146
Payments on finance lease	(23)	(134)
Proceeds from long-term debt	10,000	—
Repayment of long-term debt	(15,210)	—
Payment of deferred financing costs	(289)	—
Debt prepayment costs	(88)	—
Net cash provided by financing activities	5,957	83,848
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,621)	39,642
Cash, cash equivalents and restricted cash at beginning of period	80,400	40,758
Cash, cash equivalents and restricted cash at end of period	$37,779	$80,400
Non-cash financing activities and supplemental cash flow information
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$342	$1,212
Right-of-use asset obtained in exchange for lease liabilities	$—	$5,931
Cash paid in connection with operating lease liabilities	$2,877	$2,601
Cash paid for interest	$583	$1,051
See accompanying notes to the consolidated financial statements.

Genocea Biosciences, Inc.
Notes to the Consolidated Financial Statements
1. Organization and operations
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
GEN-011 is an investigational next-generation solid tumor cell therapy candidate comprised of CD4+ and CD8+ neoantigen-targeted peripheral T cells ("NPTs") which are specific for up to 30 antigens, designed to limit tumor escape. GEN-011 is comprised of T cells extracted from the patient’s peripheral blood and specific for ATLAS-prioritized neoantigens. NPTs have minimal bystander, non-tumor-specific cells, and are designed to be devoid of Inhibigen-specific cells which may be detrimental to clinical response. GEN-011 has the potential to be differentiated from other cell therapies because of the breadth of surface-presented neoantigens it targets and the ease of manufacturing tumor-relevant T cells extracted from readily accessible peripheral blood. TiTANTM is an open-label, multi-center Phase 1/2a trial evaluating the safety, tolerability, T cell persistence and proliferation, and clinical efficacy of GEN-011. The TiTAN clinical trial is testing two dosing regimens. Initial data from the TiTAN trial is expected during the American Association for Cancer Research (“AACR”) Annual Meeting 2022 to be held from April 8 - 13, 2022.
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
The Company regularly evaluates whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the financial statements are issued. Genocea had available cash and cash equivalents of $37.1 million at December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $407.9 million and anticipates that it will continue to incur significant operating losses for the foreseeable future as it continues to develop its product candidates.
In addition, the Company had a loss from operations of $52.1 million and used $45.4 million of cash for operating activities during 2021. These factors, combined with the Company's forecast of cash required to fund operations for a period of at least one year from the date of issuance of these consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The future viability of the Company beyond one year from the date of issuance of these consolidated financial statements is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to raise additional funds when needed, it may be required to implement cost reduction strategies, including ceasing development of GEN-011 or the Inhibigens program. Genocea expects to finance its cash needs through a combination of equity offerings, strategic transactions, or other sources of funding, including utilization of the at-the-market (“ATM”) equity offering program with Cowen and Company, LLC ("Cowen"). Although management plans to pursue additional funding, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, or at all. The Company's existing cash and cash equivalents are sufficient to support its current operations into Q3 2022.
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
Basis of presentation and principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated. The Company operates as one segment, which is discovering, researching, developing and commercializing novel cancer immunotherapies.
Use of estimates
The preparation of these consolidated financial statements and the accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, the Company’s management evaluates its estimates, which include, but are not limited to, estimates related to clinical trial accruals, estimates related to prepaid and accrued research and development expenses, revenue recognition, and warrant liabilities, which could change period to period based on changes in facts and circumstances. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.
Foreign currency translation
Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other expense, net in the consolidated statements of operations.
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
The transaction price is determined based on the consideration to which the Company will be entitled. The transaction price may include fixed amounts, variable amounts, or both. For milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. In making this assessment, the Company evaluates factors such as the clinical, commercial and other risks that must be overcome to achieve the milestone. The Company reevaluates the probability of realizing such variable consideration and any related constraints at each reporting period. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
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

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations. The Company must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Genocea also utilizes judgement in assessing whether or not variable consideration is constrained or if it can be allocated specifically to one or more performance obligations in the arrangement. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amount the Company would expect to receive for each performance obligation. The transaction price is allocated to each separate performance obligation on a relative standalone selling price basis.
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
Contract liabilities
The Company records a contract liability, classified as deferred revenue in its consolidated balance sheets, when it has received payment but has not yet satisfied the related performance obligations. In the event of an early termination of a contract with a customer, any contract liabilities would be recognized in the period in which all Company obligations under the agreement have been fulfilled.
Cash and cash equivalents
The Company considers only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. The carrying values of money market funds approximate fair value due to their short-term maturities.
Property and equipment
Property and equipment is stated at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred, while costs of major additions and betterments are capitalized. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss.
Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset class	Estimated useful life (in years)
Laboratory equipment	5
Furniture and office equipment	5
Computer hardware and software	3 – 5
Leasehold improvements	Shorter of the useful life or remaining lease term
Development of software for internal use
Costs of materials, consultants, payroll, and payroll-related costs for employees incurred in developing internal-use software are capitalized as incurred. These costs are included in property and equipment, net in the consolidated balance sheets. Costs incurred during the preliminary project and post-implementation stages are charged to expense. Amortization is recorded using the straight-line method over the estimated useful lives of the respective asset which is three to five years.
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
•Level 1—Fair values are determined by utilizing quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company has the ability to access;
•Level 2—Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market-observable inputs such as interest rates, yield curves and foreign currency spot rates; and
•Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
The Company's financial assets recorded at fair value consist of cash equivalents, and the Company's financial liabilities recorded at fair value consist of warrant liabilities.
The fair value of the Company’s cash equivalents is determined using quoted prices in active markets. The Company's cash equivalents consist of money market funds that are classified as Level 1.
The fair value of the Company’s warrant liabilities is determined using a Monte Carlo simulation. The Company remeasures the fair value of its liability-classified warrants at each reporting date. The Monte Carlo simulation requires the input of assumptions, including the Company's stock price, the volatility of its stock price, remaining term in years, expected dividend yield, and risk-free rate. In addition, the valuation model considers the Company's probability of being acquired during the remaining terms of the liability-classified warrants, as an acquisition event can potentially impact the settlement. Changes to the assumptions used in determining the fair value of the Company's liability-classified warrants could result in materially different fair values for these warrant liabilities. See Note 10. Warrants for assumptions used to calculate the estimated fair value of the Company's warrant liabilities. The Company’s warrant liabilities are classified as Level 3.
At both December 31, 2021 and 2020, cash, restricted cash and payables are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature. At both December 31, 2021 and 2020, the carrying value of Genocea’s long-term debt approximated its fair value as it reflected interest rates available to the Company.
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

Research and development expenses
Research and development costs are expensed as incurred. Research and development expenses include fees paid to contract research organizations ("CROs") in connection with clinical trials, contract manufacturing organizations ("CMOs") with respect to preclinical and clinical materials and intermediaries, and other vendors in connection with preclinical development activities. Nonrefundable advanced payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made. The Company conducts a thorough review of open purchase orders to identify goods received or services that have been performed, including corroboration with internal personnel, in order to establish an estimate of the associated cost incurred for which it has not yet been invoiced or otherwise notified of the actual cost. The majority of Genocea’s service providers invoice the Company monthly in arrears for services performed or when contractual milestones are met. Genocea makes estimates of its accrued research and development expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to it at that time. The Company periodically confirms the accuracy of its estimates with the service providers and make adjustments, if necessary.
The Company bases its expenses related to clinical trials on its estimates of the services performed pursuant to contracts with clinical sites that conduct clinical trials on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of required data submission. In recording service fees, the Company makes estimates based upon the time period over which services will be performed or other observable and measurable progress points as defined in the contracts, such as number of patients enrolled, number of sites, or extent of services performed in each period. The calculated amount of service fee expense is compared to the actual payments made pursuant to the contract's billing schedule to determine the resulting prepaid or accrual position. If Genocea’s estimates of the status and timing of services performed differs from the actual status and timing of services performed, the Company may report amounts that are too high or too low in any particular period.
Stock-based compensation expense
The Company recognizes stock-based compensation expense for stock-based awards, including grants of stock options and restricted stock units ("RSUs"), over the requisite service period based on the estimated fair value on the grant date. The Company calculates the fair value of its stock options using the Black-Scholes option pricing model. The fair value of the service-based RSUs is the closing market price of Genocea's common stock on the grant date. The Company measures the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. See Note 11. Employee benefit plans for assumptions used to calculate the estimated fair value of the Company's market-based RSUs. Forfeitures are recorded as they occur.
Income taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Government grants
Government grants are recognized when there is reasonable assurance that Genocea will comply with the relevant conditions of the grant and that the grant will be received. The Coronavirus Aid, Relief, and Economic Security Act of 2020 provided for an employee retention payroll tax credit (“payroll tax credit”), that was subsequently expanded and extended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021. During 2021, the Company assessed its eligibility for the payroll tax credit through June 30, 2021. As a result of its assessment, Genocea recognized a benefit from the payroll tax credit of $1.5 million that was recorded as a receivable within prepaid expenses and other current assets on the balance sheets as of December 31, 2021 and as a reduction of $0.4 million in general and administrative expenses and $1.1 million in research and development expenses in 2021. The timing of cash receipt by the Company for the payroll tax credit is subject to Internal Revenue Service ("IRS") processing times.

Basic and diluted net loss per share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss, adjusted for the remeasurement to fair value for the warrants that were issued in connection with the 2020 private placement as the warrants were in-the-money and were liability-classified for the period from issuance through July 24, 2021, by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of shares of common stock equivalents as determined using the treasury stock method.
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
Recent accounting pronouncements
In May 2021, the FASB issued a new standard that clarifies an issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company will adopt this standard on January 1, 2022. The adoption of this standard will not have a material impact on the Company's consolidated financial statements and related disclosures at the time of adoption, and the impact on later periods is not known or reasonably estimable.
3. Revenue
Janssen collaboration and option agreement
In December 2021, the Company entered into a collaboration and option agreement (the “Janssen Agreement”) with Janssen Biotech, Inc. (“Janssen”), one of the Janssen Pharmaceutical Companies of Johnson and Johnson, to use the Company's proprietary ATLAS platform to explore the immunogenicity of neoantigens and the role and impact of Inhibigens in the context of vaccine therapies for cancer. Under the Janssen Agreement, the Company will receive a non-refundable and non-creditable upfront fee of $1.7 million for research relating to an identified tumor type and is eligible to receive research and development funding up to a potential total of $3.3 million.
Management evaluated the promised goods and services within the Janssen Agreement and determined those which represented separate performance obligations. The Company identified its potential performance obligations, including (i) its grant of a limited-use research license to Janssen to certain of its intellectual property subject to certain conditions, (ii) its conduct of research and development services ("R&D Services"), (iii) an option, at Janssen's sole discretion, for the Company to conduct additional research and development services at pre-negotiated rates ("R&D Option") and (iv) an option for Janssen to negotiate a future strategic partnership ("Strategic Partnership Option") to develop non-personalized vaccine products relating to two tumor types using Genocea’s ATLAS platform and expertise on Inhibigens.
The Company determined that its grant of a limited-use research license to Janssen and its conduct of R&D Services should be accounted for as a combined performance obligation as they are not capable of being distinct, and that the combined performance obligation will be transferred over the expected term of the conduct of the R&D Services. The Company determined that the R&D Option is a material right as the consideration for the R&D Option represents a discount that would otherwise not be available to the customer without entering into the Janssen Agreement. Additionally, the Company determined that the Strategic Partnership Option did not constitute a performance obligation and is instead a marketing offer.
The Company estimated the standalone selling price of the R&D Services based on the expected cost plus a margin approach. The Company developed its standalone selling price for the material right by applying a probability-weighted likelihood that Janssen will exercise its R&D Option.
The transaction price as of December 31, 2021 was comprised of fixed consideration of $1.7 million and variable consideration of $1.5 million. The transaction price was allocated to each of the performance obligations based on the relative standalone selling prices. The Company concluded that the variable consideration of $1.8 million related to additional services to be performed upon the exercise of the R&D Option was constrained as of December 31, 2021 and therefore did not allocate variable consideration from the R&D Option to any of the performance obligations.

The Company had not provided any services under the Janssen Agreement as of December 31, 2021, and as such, the upfront fee of $1.7 million was recorded as deferred revenue. The amount allocated to the R&D Services will be recognized in an amount proportional to the actual costs incurred during the period in which the R&D Services are performed by the Company. The amount allocated to the material right will be recognized either (i) in an amount proportional to the actual costs incurred during the period in which the additional services under the R&D Option are performed by the Company or (ii) upon a decision by Janssen not to proceed with the additional services under the R&D Option.
Shionogi material transfer agreement
In May 2020, the Company entered into a material transfer agreement (the “MTA”) with Shionogi & Co., Ltd. (“Shionogi”), a Japanese corporation, pursuant to which the Company agreed to transfer certain herpes simplex type 2 ("HSV-2") antigens from its GEN-003 program to Shionogi to evaluate the potential development of a novel HSV-2 vaccine. In connection with the agreement, the Company provided Shionogi with an option to negotiate an exclusive development and commercialization license for the HSV-2 antigens prior to the expiration of the MTA (the "Exclusive Negotiation Period"). Under the terms of the MTA, Shionogi paid the Company a total of $3.0 million in non-refundable, creditable (with respect to the up-front fee pursuant to a development and commercialization agreement) fees.
Genocea evaluated the promised goods and services within the MTA and determined those which represented separate performance obligations. As a result, the Company concluded there were two separate performance obligations at the inception of the MTA: (i) a combined performance obligation consisting of a limited-use research license and the delivery of the initial antigen materials and (ii) the right to negotiate a license prior to expiration of the MTA. The Company determined that the exclusive limited-use research license and the delivery of the initial antigen materials should be combined as they are not capable of being distinct. A third party would not be able to provide the initial antigen materials as it contains Genocea’s proprietary intellectual property, and Shionogi could not benefit from the research license without the initial antigen materials. The Company determined that the option to negotiate the development and commercialization agreement prior to the expiration of the MTA was a material right. The $3.0 million fee associated with the MTA was creditable against the upfront fee for the development and commercialization agreement and represented a discount that would otherwise not be available to the customer without entering into the MTA.
Genocea estimated the standalone selling price of the initial antigen materials based on the expected cost plus a margin approach. The Company developed its standalone selling price for the material right by applying a probability-weighted likelihood that Shionogi will exercise its option to license the HSV-2 assets.
Due to a change in Shionogi’s corporate focus, Shionogi allowed its option to negotiate an exclusive development and commercialization license for the GEN-003 antigens to lapse in July 2021. As a result, during 2021, the Company recorded license revenue of $1.6 million associated with the expiration of the material right due to the termination of the MTA. During 2020, the Company recorded license revenue of $1.4 million related to the services performed under the MTA for Shionogi.

4. Fair value of financial instruments
The following table sets forth the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Assets
Cash equivalents	$33,673	$33,673	$—	$—
Total assets	$33,673	$33,673	$—	$—

Liabilities
Warrant liabilities	$11	$—	$—	$11
Total liabilities	$11	$—	$—	$11

December 31, 2020
Assets
Cash equivalents	$76,866	$76,866	$—	$—
Total assets	$76,866	$76,866	$—	$—

Liabilities
Warrant liabilities	$56,118	$—	$—	$56,118
Total liabilities	$56,118	$—	$—	$56,118
The following table reflects the change in the Company’s Level 3 warrant liabilities during 2021 and 2020 (in thousands):

Warrant liabilities
Balance at December 31, 2019	$2,486
Issuance of warrants	62,521
Change in fair value	(8,889)
Balance at December 31, 2020	56,118
Change in fair value	(20,140)
Reclassification of 2020 Warrants to equity	(35,967)
Balance at December 31, 2021	$11
5. Property and equipment, net
Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31
	2021	2020
Laboratory equipment	$4,743	$3,905
Internally developed software	4,086	3,364
Leasehold improvements	1,413	3,268
Furniture and office equipment	1,290	1,006
Computer hardware	231	355
Construction and internally developed software in progress	450	612
Total property and equipment	12,213	12,510
Accumulated depreciation and amortization	(6,372)	(7,387)
Property and equipment, net	$5,841	$5,123
Depreciation expense was $0.9 million and $0.5 million for 2021 and 2020, respectively. Amortization related to the Company's internally developed software was $0.7 million and $0.6 million for 2021 and 2020, respectively.

6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31
	2021	2020
Research and development costs	$5,223	$2,592
Payroll and other headcount-related costs	3,022	2,779
Other current liabilities	1,251	1,973
Total	$9,496	$7,344
7. Commitments and contingencies
Operating leases
As of December 31, 2021, Genocea had a lease for two floors of lab and office space in a multi-tenant building in Cambridge, Massachusetts through February 2025. The Company has the option to extend the lease term for an additional five years, which was not included in Genocea's ROU assets and associated lease liabilities as of December 31, 2021.
In January 2021, the Company entered into a sublease agreement for one floor of lab and office space through June 2022, which has been extended through February 2023. The sublease agreement contains additional options to mutually extend the sublease for up to an additional twelve months. As the Company retained its obligations under the sublease, it will record the payments received under the sublease as a reduction of lease expense. For 2021, Genocea recorded sublease income of $1.4 million as a reduction of lease expense. The Company expects to receive sublease payments of approximately $1.5 million in 2022.
Lease expense, net of sublease income, was $1.2 million and $2.8 million for 2021 and 2020, respectively.
The weighted-average remaining lease term and weighted-average discount rate of the Company's operating leases as of December 31, 2021 and 2020 were as follows:

	December 31
	2021	2020
Weighted-average remaining lease term (in years)	3.17	4.17
Weighted-average discount rate	8.12%	8.12%
The following table summarizes the presentation of leases in the Company's consolidated balance sheets as of December 31, 2021 and 2020 (in thousands):

		December 31
	Classification	2021	2020
Assets
Operating	Right-of-use assets	$7,420	$9,278
Finance	Right-of-use assets	—	30
Total lease assets		$7,420	$9,308
Liabilities
Current:
Operating	Lease liabilities	$2,346	$1,592
Finance	Lease liabilities	—	22
Non-current:
Operating	Lease liabilities, net of current portion	6,052	8,398
Total lease liabilities		$8,398	$10,012

The minimum lease payments related to the Company's operating leases as of December 31, 2021 were as follows (in thousands):

2022	$2,943
2023	3,017
2024	3,092
2025	517
Total lease payments	$9,569
Less: Imputed interest	(1,171)
Total	$8,398
At December 31, 2021 and 2020, the Company had an outstanding letter of credit of $0.6 million with a financial institution related to a security deposit for the office and lab space lease, which is secured by cash on deposit and expires in February 2025.
Contractual obligations
The Company has entered into certain agreements with various universities, CROs and CMOs, which generally include cancellation clauses.
Harvard license agreement
Genocea has an exclusive license agreement with the President and Fellows of Harvard College (“Harvard”), granting the Company an exclusive, worldwide, royalty-bearing, sublicensable license to one patent family, to develop, make, have made, use, market, offer for sale, sell, have sold and import licensed products and to perform licensed services related to the ATLAS discovery platform. Genocea is also obligated to pay Harvard milestone payments up to $1.6 million in the aggregate upon the achievement of certain development and regulatory milestones. As of December 31, 2021, the Company has paid or accrued $0.3 million in aggregate milestone payments.
Upon commercialization of Genocea's products covered by the licensed patent rights or discovered using the licensed methods, the Company is obligated to pay Harvard royalties on the net sales of such products and services sold by the Company, the Company's affiliates, and the Company's sublicensees. This royalty varies depending on the type of product or service and is in the low single digits. The sales-based royalty due by Genocea’s sublicensees is the greater of the applicable royalty rate or a percentage in the high single digits or the low double digits of the royalties the Company receives from such sublicensee, depending on the type of product. Based on the type of commercialized product or service, royalties are payable until the expiration of the last-to-expire valid claim under the licensed patent rights or for a period of ten years from first commercial sale of such product or service. The royalties payable to Harvard are subject to reduction, capped at a specified percentage, for any third-party payments required to be made. In addition to the royalty payments, if Genocea receives any additional consideration (cash or non-cash) under any sublicense, the Company must pay Harvard a percentage of the value of such consideration, excluding certain categories of consideration, varying from the low single digits up to the low double digits depending on the scope of the license that includes the sublicense.
The license agreement with Harvard will expire on a product-by-product or service-by-service and country-by-country basis until the expiration of the last-to-expire valid claim under the licensed patent rights. Genocea may terminate the agreement at any time by giving Harvard advance written notice. Harvard may also terminate the agreement (i) in the event of a material breach by the Company that remains uncured; (ii) in the event of Genocea's insolvency, bankruptcy, or similar circumstances; or (iii) if Genocea challenges the validity of any patents licensed to the Company.
Oncovir license and supply agreement
Genocea has a license and supply agreement with Oncovir, Inc. (“Oncovir”) under which Oncovir will manufacture and supply an immunomodulator and vaccine adjuvant, Hiltonol® (poly-ICLC) (“Hiltonol”), to the Company for use in connection with the research, development, use, sale, manufacture, commercialization and marketing of products combining Hiltonol with the Company's technology (the “Combination Product”). Hiltonol is the adjuvant component of GEN-009, which will consist of synthetic long peptides of neoantigens identified using the Company's proprietary ATLAS platform, formulated with Hiltonol.
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

Under this agreement, the Company is obligated to pay Oncovir low to mid six-figure milestone payments upon the achievement of certain clinical trial milestones for each Combination Product and the first marketing approval for each Combination Product in certain territories, as well as tiered royalties in the low-single digits on a product-by-product basis based on the net sales of Combination Products.
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
8. Debt
In April 2018, the Company entered into an amended and restated loan and security agreement with Hercules Capital, Inc. ("Hercules"), which was subsequently amended in November 2019 (as amended, the "Hercules Loan Agreement"). The Hercules Loan Agreement provided a $14.0 million secured term loan that was scheduled to mature on May 1, 2021 and that accrued interest at a floating rate per annum equal to the greater of (i) 8.00%, or (ii) the sum of 3.00% plus the prime rate. The Company was also obligated to pay a final payment charge of $1.0 million at maturity.
On February 18, 2021 (the "2021 Loan Closing Date"), Genocea entered into a loan and security agreement (the "2021 Loan Agreement") with Silicon Valley Bank ("SVB") for a $10.0 million secured term loan (the "2021 Term Loan"). $9.0 million of the proceeds from the 2021 Term Loan were used to repay the borrowings that were outstanding at the 2021 Loan Closing Date under the Company's previous loan and security agreement with Hercules, paying off all obligations owing under, and extinguishing, the Hercules Loan Agreement on the 2021 Loan Closing Date. The remaining proceeds from the 2021 Term Loan of $1.0 million were received by the Company for working capital and general corporate purposes.
The 2021 Term Loan will mature on September 1, 2023. The 2021 Term Loan accrues interest at a floating per annum rate equal to the greater of (i) 6.25% or (ii) the sum of 3.0% plus the prime rate. The 2021 Term Loan provided for interest-only payments until September 30, 2021. Thereafter, payments are due monthly in equal installments of principal and interest (subject to recalculation upon a change in prime rates) through maturity. The 2021 Term Loan is subject to a final payment charge of $0.5 million that will be amortized as a debt issuance cost over the expected term of the loan. The 2021 Term Loan may be prepaid in whole (but not in part), subject to a prepayment charge of 3.0%, if prepaid in any of the first twelve (12) months following the Closing Date, 2.0%, if prepaid after twelve (12) months following the Closing Date but on or prior to twenty-four (24) months following the Closing Date, and 1.0% thereafter.
The 2021 Term Loan is secured by a lien on substantially all of the assets of the Company, other than intellectual property, provided that such lien on substantially all assets includes any rights to payments and proceeds from the sale, licensing or disposition of intellectual property.
The 2021 Loan Agreement contains customary covenants and representations, including a financial reporting covenant and limitations on dividends, indebtedness, collateral, investments, distributions, transfers, mergers or acquisitions, taxes, corporate changes, deposit accounts, and subsidiaries. There are no financial covenants. As of December 31, 2021, the Company was in compliance with all covenants under the 2021 Loan Agreement.
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
In connection with the 2021 Loan Agreement, Genocea issued to SVB a warrant, dated February 18, 2021 (the "SVB Warrant") to purchase 43,478 shares of the common stock of the Company. See Note 10. Warrants. The Company recorded the fair value of the SVB warrant as a discount on the 2021 Term Loan that will be amortized over the expected term of the loan.
As of December 31, 2021 and 2020, the Company had outstanding borrowings, net of unamortized debt issuance costs, of $8.8 million and $13.9 million, respectively. The Company repaid $5.2 million, net of issuances, of its long-term debt during 2021 and made no payments on its long-term debt during 2020. Interest expense was $1.1 million and $1.5 million in 2021 and 2020, respectively.

Future principal payments, including the final payment charge, as of December 31, 2021, were as follows:

Principal Payments on Long-Term Debt
2022	$5,000
2023	4,250
Total	$9,250
9. Stockholders' equity
Effective June 24, 2021, the Company increased the number of authorized shares of common stock from 170 million shares to 225 million shares.
At-the-market equity offering program
Genocea has an agreement with Cowen to establish an ATM equity offering program pursuant to which Cowen is able to offer and sell up to $50.0 million of the Company's common stock at prevailing market prices. In 2021, the Company sold approximately 4.9 million shares under the ATM and received net proceeds of $11.4 million, after deducting commissions. Cumulatively through December 31, 2021, the Company has sold an aggregate of approximately 7.8 million shares under the ATM and received $21.2 million in net proceeds. As of December 31, 2021, the Company had $28.2 million in gross proceeds remaining under the ATM.
Agreement with Lincoln Park Capital
Genocea has a purchase agreement with LPC, pursuant to which for a period of 30 months beginning in October 2019, the Company has the right, at its sole discretion, to sell up to $30.0 million of the Company's common stock to LPC based on prevailing market prices of its common stock at the time of each sale. The purchase agreement limits the Company's sales of shares of common stock to LPC to approximately 5.2 million shares of common stock, representing 19.99% of the shares of common stock outstanding on the date of the purchase agreement. The purchase agreement also prohibits the Company from directing LPC to purchase any shares of common stock if those shares, when aggregated with all other shares of the Company's common stock then beneficially owned by LPC and its affiliates, would result in LPC and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Company's common stock. As of December 31, 2021, the Company had $24.0 million remaining under its agreement with LPC.
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

10. Warrants
As of December 31, 2021, the Company had the following potentially issuable shares of common stock related to unexercised warrants outstanding (shares in thousands):

	Shares	Exercise Price	Expiration Date	Classification
Hercules Warrant	41	$6.80	Q2 2023	Equity
2018 Warrants	3,617	$9.60	Q1 2023	Liability
2019 Warrants	933	$4.52	Q1 2024	Equity
2019 Pre-Funded Warrants	531	$0.08	Q1 2039	Equity
2020 Warrants	33,613	$2.25	Q3 2024	Equity
2020 Pre-Funded Warrants	12,223	$0.01	N/A	Equity
SVB Warrant	43	$3.45	Q1 2026	Equity
	51,001
Hercules Warrant
The exercise price and the number of shares are subject to adjustment upon a merger event, reclassification of the shares of common stock, subdivision or combination of the shares of common stock or certain dividend payments. The Company determined that the Hercules Warrant should be equity-classified.
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
As a result, the Company determined that the 2018 Warrants should be liability-classified. As the 2018 Warrants are liability-classified, the Company remeasures the fair value at each reporting date. The Company initially recorded the 2018 Warrants at their estimated fair value of $18.2 million. In connection with the Company's remeasurement of the 2018 Warrants to fair value, the Company recorded income of $1.7 million and $0.8 million during 2021 and 2020, respectively. The fair value of the warrant liability related to the 2018 Warrants was less than $0.1 million and $1.7 million as of December 31, 2021 and 2020, respectively.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2018 Warrants as of December 31, 2021 and 2020, respectively:

	December 31
	2021	2020
Stock price	$1.16	$2.42
Volatility	50.0% - 79.9%	50.0% - 101.5%
Remaining term (in years)	1.0	2.0
Expected dividend yield	—%	—%
Risk-free rate	0.41%	0.13%
Acquisition event probability	14.6%	25.0%
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

2020 Warrants and 2020 Pre-Funded Warrants
The exercise price of the 2020 Pre-Funded Warrants and the 2020 Warrants is subject to adjustment in the event of stock dividends, subdivisions, stock splits, stock combinations, reclassifications, reorganizations or a change of control affecting the Company's common stock. The Company determined that the 2020 Pre-Funded Warrants should be equity-classified and be included in the determination of basic earnings per share.
The holders of the 2020 Warrants were entitled to down-round protection through July 24, 2021. The Company was required to obtain stockholder approval for the adjustment to the exercise price as a result of any common stock issuance at a price per share less than $2.25, which resulted in the 2020 Warrants being liability-classified for the period from issuance through July 24, 2021. While the 2020 Warrants were liability-classified, the Company remeasured the fair value at each reporting date. The Company initially recorded the 2020 Warrants at their estimated fair value of $62.5 million. In connection with the Company's remeasurement of the 2020 Warrants to fair value, the Company recorded income of $18.5 million and $8.1 million during 2021 and 2020, respectively. At the expiration of the down-round protection feature on July 25, 2021, the 2020 Warrants were remeasured to their fair value of $36.0 million and subsequently reclassified to equity. The fair value of the warrant liability related to the 2020 Warrants was $54.5 million as of December 31, 2020.
The following table details the assumptions used in the Monte Carlo simulation models used to estimate the fair value of the 2020 Warrants as of July 25, 2021 and December 31, 2020, respectively:

	July 25, 2021	December 31, 2020
Stock price	$2.04	$2.42
Volatility	96.2%	119.1%
Remaining term (in years)	3.0	3.6
Expected dividend yield	—%	—%
Risk-free rate	0.38%	0.22%
Acquisition event probability	35.0%	40.0%
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
11. Employee benefit plans
Genocea grants equity awards in the form of stock options and RSUs to employees and directors of, and consultants and advisors to, the Company through its Amended and Restated 2014 Equity Incentive Plan (the "2014 Equity Incentive Plan"). It is the only equity incentive plan under which the Company may grant equity awards. As of December 31, 2021, there were approximately 0.8 million shares remaining for future grants under the 2014 Equity Incentive Plan.
The 2014 Equity Incentive Plan provides that the number of shares available for issuance will automatically increase annually on each January 1, in an amount equal to the lesser of 4.0% of the outstanding shares of the Company’s outstanding common stock as of the close of business on the immediately preceding December 31 or the number of shares determined the Company’s board of directors. On January 1, 2022, the total number of shares available for issuance under the 2014 Equity Incentive Plan increased by approximately 2.3 million shares under this provision.
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
The assumptions used in the Monte Carlo simulation model for the Company's market-based RSUs during 2021 were as follows:

Year Ended December 31, 2021
Stock price	$3.01
Expected volatility	97.65%
Expected term (in years)	2.8
Risk-free rate	0.29%
Acquisition event probability	33.0%
Determining the fair value of stock options
The Company measures the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Company had historically estimated its expected volatility using a weighted average of publicly traded peer companies and the volatility of its own common stock, as the Company did not have sufficient history to support a calculation of volatility and expected term using only its historical data. Effective January 1, 2020, the Company’s own trading history is sufficient to support the expected volatility of its equity awards granted. This change in method of determining expected volatility has been applied to all awards granted since 2020. The expected dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term was determined using the simplified method described by Securities and Exchange Commission Staff Accounting Bulletin 110, which reflects the anticipated time period between the measurement date and the mid-point between the vesting date and the end of the contractual term. The Company uses the simplified method because it believes that it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company will continue to assess the appropriateness of the use of the simplified method as it develops a history of option exercises. The risk-free rate is determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected term assumed at the grant date.
The weighted-average assumptions used in the Black-Scholes option-pricing model during 2021 and 2020 were as follows:

	Years Ended December 31
	2021	2020
Expected volatility	109.5%	104.4%
Expected term (in years)	6.0	6.0
Expected dividend yield	—%	—%
Risk-free rate	1.0%	0.5%
Stock-based compensation expense
Total stock-based compensation expense recognized for stock options and RSUs during 2021 and 2020 was as follows (in thousands):

	Years Ended December 31
	2021	2020
Research and development	$1,497	$832
General and administrative	2,138	1,142
Total	$3,635	$1,974

Stock options
The following table summarizes 2021 stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,329	$7.05
Granted	1,881	$2.90
Exercised	(40)	$2.19
Canceled	(427)	$5.62
Outstanding at December 31, 2021	3,743	$5.18	8.1	$—
Exercisable at December 31, 2021	1,506	$8.67	7.0	$—
During 2021 and 2020, the Company granted stock options to purchase an aggregate of approximately 1.9 million and 1.3 million shares of its common stock, respectively, with weighted-average grant date fair values of $2.39 and $2.09, respectively.
As of December 31, 2021, there was $4.7 million of total unrecognized compensation cost related to stock options granted under the 2014 Equity Incentive Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.7 years.
RSUs
The following table summarizes 2021 RSU activity (shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	550	$2.13
Granted(1)	2,017	$2.51
Vested	(133)	$2.13
Forfeited/cancelled	(189)	$2.59
Outstanding at December 31, 2021	2,245	$2.43
_____________________
1.The number granted represents the number of shares issuable upon vesting of service-based and market-based RSUs, assuming the Company achieves its corporate stock price metrics at the target achievement level.
As of December 31, 2021, there was $4.1 million of total unrecognized compensation cost related to RSUs granted under the 2014 Equity Incentive Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.4 years.
Employee Stock Purchase Plan
The 2014 Employee Stock Purchase Plan (as amended, the “ESPP”), authorizes the issuance of up to approximately 0.3 million shares of common stock to participating eligible employees and provides for two six-month offering periods each year. The Company issued approximately 0.1 million shares under the ESPP during both 2021 and 2020. As of December 31, 2021, there were less than 0.1 million shares remaining for future issuance under the ESPP.
401(k) Plan
In 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation up to the statutory allowable amount for any calendar year on a pretax basis. Beginning January 1, 2015, the Company began making matching contributions to participants in this plan for each dollar contributed, up to 3% of an individual’s eligible compensation, up to the annual IRS maximum. During a routine audit of the 401(k) Plan, it was identified that an administrative error had occurred in the calculation of eligible compensation under the Plan. In 2020, the Company made an additional matching contribution of $0.5 million in order to correct affected participants’ accounts. In its normal course of business, the Company made matching contributions to participants in this Plan which totaled $0.3 million and $0.2 million during 2021 and 2020, respectively.

12. Net loss per share
Basic and diluted net loss per share were calculated as follows for 2021 and 2020 (in thousands, except per share amounts):

	Years Ended December 31
	2021	2020
Numerator
Net loss	$(33,196)	$(43,714)
Less: Change in fair value of 2020 Warrants(1)	—	8,067
Adjusted net loss	$(33,196)	$(51,781)
Denominator
Weighted-average common stock outstanding - basic	68,575	44,436
Dilutive effect of common stock issuable from assumed exercise of warrants(1)	—	2,117
Weighted-average common stock outstanding - diluted	68,575	46,553
Net loss per share
Basic	$(0.48)	$(0.98)
Diluted	$(0.48)	$(1.11)
_________________________
1.The 2020 Warrants have been included in the calculation of diluted net loss per share for 2020 as the warrants were in-the-money during 2020 and were liability-classified for the period from issuance through July 24, 2021.
The Company used the treasury stock method to determine the number of dilutive shares. The following potential common shares were excluded from the calculation of net loss per share due to their anti-dilutive effect for 2021 and 2020 (in thousands):

	Years Ended December 31
	2021	2020
Warrants	38,242	4,591
Stock options	3,743	2,329
RSUs	2,245	550
Total	44,230	7,470

13. Income taxes
The Company did not record a provision (benefit) for income taxes in 2021 or 2020. The Company’s losses before income taxes consist solely of domestic losses. The significant components of the Company’s deferred income taxes as of December 31, 2021 and 2020 were comprised of the following:

	December 31
	2021	2020
Deferred tax assets:
U.S. and state net operating loss carryforwards	$36,614	$25,458
Capitalized research and development	34,616	32,057
Research and development credits	5,528	3,784
Lease liability	2,295	2,735
Stock-based compensation	1,834	1,320
Accrued expenses	810	866
Depreciation and amortization	55	448
Other temporary differences	9	25
Gross deferred tax assets	81,761	66,693
Valuation allowance	(79,499)	(64,150)
Total deferred tax assets	$2,262	$2,543

Deferred tax liabilities:
ROU asset	$(2,262)	$(2,543)
Total deferred tax liabilities	$(2,262)	$(2,543)
The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased $15.3 million during 2021 due primarily to the generation of net operating losses, capitalized research and development costs, and research and development credits.
In 2021 and 2020, the Company's effective tax rate differed from the U.S. federal statutory income tax rate as follows:

	Years Ended December 31
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income tax, net of federal benefit	9.8%	6.8%
Change in fair value of warrant liabilities	12.7%	4.3%
Other permanent differences	(0.9)%	(2.6)%
Research and development credits	5.3%	2.3%
Section 382 limitation	0.0%	(112.1)%
Change in valuation allowance	(46.2)%	80.3%
Other, net	(1.7)%	0.0%
Effective tax rate	0.0%	0.0%

The Company's net operating loss and tax credit carryforwards are subject to review and possible adjustment by the IRS and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions, net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. The Company completed a detailed Section 382 study during 2020 on its federal net operating losses incurred and tax credits generated from December 31, 2016, the date of the previous study, through December 31, 2020. Based on the study, the Company underwent two ownership changes for purposes of Section 382 which occurred on January 17, 2018 and July 24, 2020. As a result of the ownership changes, all of the Company’s federal net operating loss and tax credit carryforwards as of the ownership change dates were subject to limitation under Section 382. As of December 31, 2020, federal net operating loss carryforwards of $149.0 million and federal research and development tax credit carryforwards of $8.9 million were expected to expire unused. As a result of the detailed Section 382 study on its federal net operating losses, the Company also estimated that state net operating loss carryforwards of $139.7 million were expected to expire unused. These tax attributes were excluded from deferred tax assets with a corresponding reduction of the valuation allowance with no net effect on income tax expense or the effective tax rate. Subsequent ownership changes may further affect the limitation in future years.
Section 382 also limits the Company’s ability to utilize the tax deductions associated with its research and development activities to offset taxable income in future years, due to the existence of a net unrealizable built-in loss at the time of the change in control. Such a limitation will be effective for a five-year period subsequent to the change in control. In the event the Company has recognized built-in losses (“RBIL”) during the five-year period, those losses will be limited; losses exceeding the annual limitation are carried forward as RBIL carryovers. In 2021, the Company performed additional analysis and determined that an additional $14.9 million of both federal and state net operating loss carryforwards and an additional $0.7 million of federal research and development tax credit carryforwards are expected to expire unused as a result of the RBIL limitation. As of December 31, 2021, the Company has $25.3 million of RBIL carryovers, which carry forward indefinitely subject to the annual limitation rules.
As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards, after Section 382 limitations, of $109.9 million and $94.3 million, respectively, which may be available to offset future income tax liabilities. As of December 31, 2021, $100.4 million of the U.S. federal net operating loss carryforwards can be carried forward indefinitely, and the remaining $9.5 million expires at various dates through 2037. As of December 31, 2021 and 2020, the Company also had U.S. state net operating loss carryforwards, after Section 382 limitations, of $104.9 million and $89.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2041.
As of December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards, after Section 382 limitations, of $2.2 million and $0.7 million, respectively, available to reduce future tax liabilities which expire at various dates through 2041. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of $4.2 million and $3.8 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.
For all years through December 31, 2021, the Company generated research and development credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards. However, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the U.S. and the Commonwealth of Massachusetts. The Company's federal and state income tax returns are generally subject to tax examinations for tax years 2018 and later. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS, state, or foreign tax authorities to the extent utilized in a future period.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 24, 2021)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.2
Fourth Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

4.3
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289 filed on January 19, 2018)

4.4
Form of Class A Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 16, 2018)

4.5
Warrant Agreement between the Company and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

4.6
Form of Pre-Funded Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on February 12, 2019)

4.7
Form of Class B Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.8 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 28, 2019)

4.8
Form of Pre-Funded Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on July 22, 2020)

4.9
Form of Class C Warrant to Purchase Shares of Common Stock of Genocea Biosciences, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on July 22, 2020)

4.10
Warrant Agreement between the Company and Silicon Valley Bank, dated February 18, 2021 (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 22, 2021)

4.11*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

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

Exhibit Number	Exhibit Description
10.5
First Amendment to Lease, dated May 16, 2016, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q, File No. 001-36289, filed on August 5, 2016)

10.6
Second Amendment to the Lease, dated May 1, 2019, between 100 Discovery Park DE, LLC, a Delaware limited liability company (as successor in interest to TBCI, LLC, as Trustee of 100 Discovery Park Realty Trust) and Genocea Biosciences, Inc. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 13, 2020)

10.7
Sublease between the Company and Zymergen Inc., dated November 30, 2020 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 22, 2021)

10.8†
Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan, as amended on June 24, 2013 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.9†
Form of Incentive Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.10†
Form of Nonstatutory Stock Option Granted under the Genocea Biosciences, Inc. Amended and Restated 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-193043, filed on December 23, 2013)

10.11†
Genocea Biosciences, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on June 2, 2020)

10.12†
Form of Incentive Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.13†
Form of Nonstatutory Stock Option under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-193043, as amended on January 13, 2014)

10.14†
Form of Restricted Stock Unit Award Agreement under the Genocea Biosciences, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36289, filed on April 30, 2020)

10.15†
Genocea Biosciences, Inc. 2014 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on June 25, 2018)

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

Exhibit Number	Exhibit Description
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
Amended and Restated Loan and Security Agreement between the Company, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc., dated April 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, File No. 001-36289, filed on August 3, 2018)

10.23
First Amendment to Amended and Restated Loan and Security Agreement between the Company, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc., dated November 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on November 19, 2019)

10.24
Equity Rights Letter Agreement between the Company and Hercules Technology Growth Capital, Inc., dated November 20, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-36289, filed on November 21, 2014)

10.25
Amendment to Equity Rights Letter Agreement between the Company, Hercules Capital, Inc. (f/k/a Hercules Technology Growth Capital, Inc.), dated April 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-36289, filed on April 30, 2018)

10.26++
Loan and Security Agreement between the Company and Silicon Valley Bank, dated February 18, 2021 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K, File No. 001-36289, filed on February 22, 2021)

10.27†
Form of Performance-Based Restricted Stock Unit Award Agreement under the Genocea Biosciences, Inc. 2014 Equity Inventive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-36289, filed on April 29, 2021)

10.28*++	Collaboration and Option Agreement between the Company and Janssen Biotech, Inc., dated December 28, 2021

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K, File No. 001-36289, filed on February 17, 2016)

23.1*	Consent of Ernst & Young LLP

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32**	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

101. INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101. SCH*	Inline XBRL Taxonomy Extension Schema Document

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2022.

GENOCEA BIOSCIENCES, INC.

By:	/s/ William Clark
William Clark
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Clark	President and Chief Executive Officer and Director
William Clark	(Principal Executive Officer)	March 18, 2022

/s/ Diantha Duvall	Chief Financial Officer
Diantha Duvall	(Principal Financial Officer and Principal Accounting Officer)	March 18, 2022

/s/ Kenneth Bate
Kenneth Bate	Director	March 18, 2022

/s/ Ali Behbahani
Ali Behbahani	Director	March 18, 2022

/s/ Katrine Bosley
Katrine Bosley	Director	March 18, 2022

/s/ Jennifer Herron
Jennifer Herron	Director	March 18, 2022

/s/ Michael Higgins
Michael Higgins	Director	March 18, 2022

John Lunger	Director	March 18, 2022

/s/ George Siber
George Siber, M.D.	Director	March 18, 2022